Form 10QSB
period 1996-06-30
MICHIGAN BREWERY INC
filed 1996-08-16
CIK 1009652

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON AUGUST 15, 1996
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



(Mark One)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended June 30, 1996

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

                         Commission file number 0-20845

                             MICHIGAN BREWERY, INC.
             (Exact name of Registrant as specified in its charter)



              Michigan                               38-3196031
     (State of other jurisdiction of      (IRS Employer Identification No.)
       incorporation or organization)



                                1999 WALDEN DRIVE
                             GAYLORD, MICHIGAN 49735
                                 (517) 731-0401

            (Address of principal executive offices and Registrant's
                     telephone number, including area code)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes __ No _X_

         As of August 9, 1996, there were outstanding 5,275,000 shares of common stock, $.01 par value, of the registrant.




                             MICHIGAN BREWERY, INC.

                                   FORM 10-QSB

                                      INDEX



                                                                                                        Page Number
PART I                 FINANCIAL INFORMATION

            Item 1     Financial Statements

                       Balance Sheets as of December 31, 1995 and June 30, 1996                              1

                       Statements of Operations for the three months ended June 30, 1995 and for the         2
                        thirteen weeks ended June 30, 1996 and
                       for the six months ended June 30, 1995 and
                       for the twenty-six weeks ended June 30, 1996

                       Statements of Cash Flows for the six months ended June 30, 1995                       3
                       and for the twenty-six weeks ended June 30, 1996

                       Notes to Financial Statements                                                         4

            Item 2     Management's Discussion and Analysis of                                               5
                       Financial Condition and Results of Operations

PART II                OTHER INFORMATION

            Item 6     Exhibits and Reports on Form 8-K                                                     10

                       SIGNATURES                                                                           11

                       EXHIBIT INDEX                                                                        13



                             MICHIGAN BREWERY, INC.
                                 Balance Sheets

                                                      June 30,      December 31,
                                                       1996             1995
                                    ASSETS         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $  9,899,274       $    339,062
   Inventories                                          103,406            140,195
   Prepaids and other                                   163,859             36,236

               Total current assets                  10,166,539            515,493

PROPERTY AND EQUIPMENT, net                           5,856,646          5,751,313

OTHER ASSETS, net                                       121,428             85,785

                                                   $ 16,144,613       $  6,352,591

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable--trade                         $    508,408       $    246,246
   Accounts payable--related party                       30,972            480,986
   Accrued expenses                                     202,523            145,496
   Notes payable to shareholders                           --              300,000
   Line of credit                                          --              325,000
   Current maturities of long-term debt                 999,471            731,068

               Total current liabilities              1,741,374          2,228,796

LONG-TERM DEBT, less current maturities               2,340,265          2,714,141

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 10,000,000
      shares authorized; 2,500,000 and
      5,175,000 shares issued and outstanding            51,750             25,000
   Warrants                                              26,150             18,600
   Class A warrants                                     122,500               --
   Additional paid-in capital                        13,709,461          2,482,470
   Accumulated deficit                               (1,846,888)        (1,116,416)

               Total shareholders' equity            12,062,973          1,409,654

                                                   $ 16,144,613       $  6,352,591






The accompanying notes are an integral part of these balance sheets.



                             MICHIGAN BREWERY, INC.
                            Statements of Operations
                                   (Unaudited)

                                              Three Months    Thirteen Weeks                        Twenty-Six
                                                 Ended             Ended       Six Months Ended    Weeks Ended
                                             June 30, 1995     June 30, 1996    June 30, 1995     June 30, 1996
REVENUE:
   Restaurant sales                          $   284,485       $   944,817       $   284,485       $ 1,773,769
   Wholesale beer and gift shop sales             24,188           107,191            24,188           168,728

               Total revenue                     308,673         1,052,008           308,673         1,942,497

COSTS AND EXPENSES:
   Cost of sales                                 266,403           374,023           266,403           728,279
   Restaurant salaries and benefits               25,383           316,927            31,412           595,466
   Operating expenses                            200,845           261,282           222,496           583,185
   General and administrative expenses            21,865           194,182            35,139           331,391
   Depreciation and amortization                  43,711           141,495            43,711           248,147

               Total costs and expenses          558,207         1,287,909           599,161         2,486,468

LOSS FROM OPERATIONS                            (249,534)         (235,901)         (290,488)         (543,971)

INTEREST EXPENSE                                  29,705           125,668            35,972           211,237

INTEREST INCOME                                     --             (19,574)             --             (24,736)

NET LOSS                                     $  (279,239)      $  (341,995)      $  (326,460)      $  (730,472)

NET LOSS PER COMMON SHARE                    $     (0.12)      $     (0.11)      $     (0.14)      $     (0.26)

WEIGHTED AVERAGE SHARES OUTSTANDING          $ 2,412,550       $ 3,010,714       $ 2,412,550       $ 2,791,325



The accompanying notes are an integral part of these financial statements.



                             MICHIGAN BREWERY, INC.

                            Statements of Cash Flows



                                                               Six Months        Twenty-Six Weeks
                                                                 Ended                Ended
                                                              June 30, 1995       June 30,1996

OPERATING ACTIVITIES:
   Net loss                                                     $  (326,460)      $   (730,472)
   Adjustments to reconcile net loss to cash flows used in
      operating activities-
         Depreciation and amortization                               43,711            251,726
         Change in operating assets and liabilities:
            Inventories                                             (13,981)            36,789
            Prepaids and other                                        6,270           (127,623)
            Accounts payable                                        179,015           (187,852)
            Accrued expenses                                         11,158             57,027
            Other                                                      --              (45,701)

               Net cash used in operating activities               (100,277)          (745,072)

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                      (3,517,233)          (244,900)

FINANCING ACTIVITIES:
   Proceeds from line-of-credit borrowings                          100,000               --
   Payments on line-of-credit borrowings                               --             (325,000)
   Net proceeds from initial public offering of units                  --           10,963,750
   Payments on debt to shareholders                                    --             (300,000)
   Proceeds from long-term debt                                   2,256,409            750,000
   Payments on long-term debt                                          --             (605,473)
   Proceeds from issuance of common stock                              --              617,537
   Proceeds from issuance of warrants                                  --                7,500
   Capital contributions                                          1,244,610               --
   Payment of deferred financing costs                                 --             (147,802)

               Net cash provided by financing activities          3,601,019         10,550,184

INCREASE IN CASH                                                    (16,491)         9,560,212

CASH, beginning of year                                             181,185            339,062

CASH, end of year                                               $   164,694       $  9,899,274

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $    35,972       $    205,526
   Income taxes paid                                                   --                 --

NONCASH TRANSACTION:
   Conversion of debt to common stock                                  --              250,000




The accompanying notes are an integral part of these financial statements.


                             MICHIGAN BREWERY, INC.

                          Notes to Financial Statements
                                  June 30, 1996

1. The accompanying financial statements included herein have been prepared by Michigan Brewery, Inc. (the Company), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

     The unaudited balance sheet as of June 30, 1996 and the unaudited statements of operations for the thirteen and twenty-six weeks ended June 30, 1996 and the unaudited statement of cash flows for the twenty-six weeks ended June 30, 1996 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 29, 1996. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Registration Statement on Form SB-2. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1995 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement.

2. On June 13, 1996, the Securities and Exchange Commission declared effective a Registration Statement on Form SB-2 relating to the initial public offering of the Company's 2,450,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant. Following the effective date of the Registration Statement, the Company issued 2,450,000 units at $5.00 per share and the Company received net proceeds of $11.0 million on June 18, 1996. The financial statements reflect the effect of this offering net of transaction-related expenses.

     During July 1996, the underwriters exercised a portion of their overallotment option and issued 100,000 additional Units at $5.00 per unit.

3. Effective January 1, 1996, the Company changed its fiscal year from a calendar year-end to a 52- 53-week year. Accordingly, the quarter ended June 30, 1996 consisted of thirteen weeks and the two quarters ended June 30, 1996 consisted of twenty-six weeks. The quarter ended June 30, 1995 consisted of thirteen weeks and the two quarters ended June 30, 1995 consisted of twenty-five weeks and six days. All future quarterly periods will consist of thirteen weeks. The Company believes that the change in reporting periods does not have a material effect on the comparability of the accompanying financial statements.

4. The Company had been an S corporation since inception for federal income tax purposes. As a result, the Company's losses were, for federal and state income tax purposes, included in the personal tax returns of the Company's shareholders. The Company organized a private placement offering of debt and common stock which caused the income tax status of the Company to change, and the Company is no longer eligible for S corporation status effective February 5, 1996.

     As of June 30, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $650,000. These net operating loss carryforwards expire in the year 2010. Because of the lack of profitability, a full valuation allowance has been recorded against the net deferred tax asset.


ITEM 2.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



OVERVIEW

The Company was capitalized in 1994 to develop, own and operate microbrewery/restaurants with the name Big Buck Brewery and Steakhouses (Big Buck Breweries). Until May 1995 when the Gaylord Brewery opened, the Company had no operations or revenues and its activities were devoted solely to development.

Future revenues and profits will depend upon various factors, including market acceptance of Big Buck Breweries and general economic conditions. The Company's present sole source of revenue is the Gaylord Brewery. There can be no assurances that the Company will successfully implement its expansion plans, in which case the Company will continue to be dependent on the revenues from the Gaylord Brewery. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that the Company's expansion strategy is successful, it must mange the transition to multiple site, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

The Company's sales and earnings are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest earnings will occur in the second and third quarters. Quarterly results in the future are likely to be substantially affected by the timing of new brewery openings. Because of the seasonality of the Company's business and the impact of new brewery openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

The Company is currently searching for potential sites for additional Big Buck Brewery locations and anticipates beginning development on its second location during the third quarter of 1996.

QUARTERS ENDED JUNE 30, 1995 AND 1996 AND SIX MONTHS ENDED JUNE 30, 1995 AND TWENTY-SIX WEEKS ENDED JUNE 30, 1996

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:

                                                          Three       Thirteen    Six Months     Twenty-Six
                                                         Months     Weeks Ended      Ended       Weeks Ended
                                                          Ended       June 30,     June 30,     June 30, 1996
                                                        June 30,        1996         1995
                                                          1995

REVENUE:
   Restaurant sales                                        92.2%       89.8%         92.2%           91.3%
   Wholesale beer and gift shop sales                       7.8        10.2           7.8             8.7

               Total revenue                              100.0       100.0         100.0           100.0

COST AND EXPENSES:
   Cost of sales                                           86.3        35.6          86.3            37.5
   Restaurant salaries and benefits                         8.2        30.1          10.2            30.7
   Operating expenses                                      65.1        24.8          72.1            30.0
   General and administrative expenses                     14.2        13.4          14.2            12.8
   Depreciation and amortization                            7.1        18.5          11.4            17.1
   Interest expense, net                                    9.6        10.0          11.7             9.7

NET LOSS                                                  (90.5)%     (32.4)%      (105.9)%         (37.8)%



RESULTS OF OPERATIONS

REVENUES

Revenues increased $734,335 to $1,052,008 in the quarter ended June 30, 1996 from $308,673 in the comparable quarter of 1995. For the six months ended June 30, 1996, revenues increased $1,633,824 to $1,942,497 from $308,673 for the comparable period in 1995. The large increase in revenues is due to the Gaylord brewery being open for only 36 days in the second quarter of 1995, opening to the public on May 26, 1995.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased $107,260 to $374,023 in the second quarter of 1996 from the second quarter of 1995 and increased $461,876 to $728,279 for the six months ended June 30, 1996 compared to the same period in 1995. As a percentage of revenues, cost of sales decreased to 35.6% in the second quarter of 1996 from 86.3% for the second quarter of 1995 and decreased to 37.5% for the six months ended June 30, 1996 from 86.3% for the comparable period in 1995. These decreases are attributable to operating efficiencies, menu pricing and improved kitchen management since the opening in May 1995.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased $291,544 to $316,927 in the second quarter of 1996 compared to the second quarter in 1995 and increased $564,054 to $595,466 for the six months ended June 30, 1996 compared to the same period in 1995. As a percentage of revenues, restaurant salaries and benefits increased to 30.1 % in the second quarter of 1996 compared to 8.2% in 1995, and 30.7% for the six months ended June 30, 1996 compared to 10.2% for the same period in 1995. These increases are due to the added salaries of additional kitchen management staff, maintenance staff and a general manager and an assistant general managers as a result of larger than expected volume of customers.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs, maintenance, advertising and occupancy costs increased $60,437 to $261,282 in the second quarter of 1996 compared to the second quarter of 1995, and increased $360,689 to $583,185 for the six months ended June 30, 1996 from the comparable period in 1995. As a percentage of revenues, operating expenses decreased to 24.8 % in the second quarter of 1996 from 65.1 % for the second quarter in 1995, and decreased to 30.0 % for the six months ended June 30, 1996 from 72.1 % for the comparable period in 1995. This decrease is due primarily to improved management and operating controls as well as the Gaylord Brewery not opening until May 26, 1995 and therefore the second quarter of 1995 has higher than normal expenses including preopening costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $172,317 to $194,182 in the second quarter of 1996 compared to the second quarter of 1995, and increased $296,252 to $331,391 in the six months ended June 30, 1996 compared to the same period in 1995. As a percentage of revenues, these expenses have increased to 18.5% in the second quarter of 1996 from 7.1% for the same quarter of 1995, and increased to 17.1% for the six months ended June 30, 1996 from 11.4% for the comparable period in 1995. The increase in expenses reflects the additional corporate overhead costs associated with the addition of senior corporate management whom the brewery hired to position itself to execute its development plans. As the Company opens additional breweries, general and administrative expenses as a percentage of total revenues are expected to decrease.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased to $97,784 to $141,495 in the second quarter of 1996 compared to $43,711 for the comparable period in 1995, and increased $204,436 to $248,147 for the six months ended June 30, 1996 compared to the same period in 1995. The increase in deprecation and amortization results from the additional time the Gaylord Brewery was in operation in 1996 as compared to 1995. Additional amortization expense was incurred in 1996 from the bridge financing which took place in early 1996.

INTEREST EXPENSES/INTEREST INCOME

Interest expense increased $95,963 to $125,668 in the second quarter of 1996 compared to the second quarter of 1995 and increased to $175,265 to $211,237 in the six months ended June 30, 1996 compared to the same period in 1995. The increase was due to additional interest expense from the bridge financing as well as interest expenses for the full quarter in 1996 from the line of credit, equipment loan and mortgage as compared to the second quarter of 1995.

Interest income was $19,574 in the second quarter of 1996 as compared to none for the same period in 1995 and was $22,516 for the six months ended June 30, 1996 as compared to none for the comparable period in 1995. The increase in interest income results from investment of cash proceeds received from the Bridge Financing and the Company's public offering completed in June 1996.

NET LOSS

The continued net loss is primarily attributable to the Company's corporate overhead structure and reduced sales due to expected reduced seasonal demand during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $100,000 and $745,000 in cash for operating activities for the six months ended June 30, 1995 and the twenty-six weeks ended June 30, 1996. At June 30, 1996, the Company had working capital of $8.4 million. The Company expects this it will use a significant portion of its capital resources to fund new brewery development and construction. Since inception, the Company's principal capital requirements have been the funding of (i) the development of the Company and the Big Buck Brewery format and (ii) the construction of the Gaylord Brewery and the acquisition of its furniture, fixtures and equipment. Total capital expenditures for the Gaylord Brewery were approximately $5.8 million.

The Company generated approximately $10,550,000 in cash from financing activities during the twenty-six weeks ended June 30, 1996. On June 13, 1996, the Company's initial public offering of the Company's 2,450,000 units at $5.00 per share, each units consisting of one share of common stock and one redeemable Class A warrant, became effective with the Securities and Exchange Commission. The Company received net proceeds of $11.0 million on June 18, 1996. Total net proceeds have been reflected in the unaudited financial statements net of transaction-related expenses. During July 1996, the underwriters exercised a portion of their overallotment option and issued 100,000 additional Units at $5.00 per unit.

Prior to this Offering, the Company has met its capital requirements through capital contributions, loans form its principal shareholders and officers, bank borrowings and certain private placement offerings.

In December 1995, the Company entered into a financing agreement with Pyramid Partners, L.P. for the issuance of (i) $250,000 noninterest-bearing promissory note (the Pre-Bridge Convertible Note) which is convertible into a number of shares of common stock equal to $250,000 divided by the less of (x) $4.00 or (y) two-thirds of the price to public of the units in the Offering, (ii) a $250,000 nonconvertible promissory note bearing interest at 10% per annum which will become due upon the earlier of the completion of the Offering or July 1996, and
(iii) warrants to purchase 62,500 shares of common stock at the lesser of (x) $4.00 or (y) two-thirds of the price to public of the units in the Offering. During June 1996, the Pre-Bridge Convertible Note was converted to 75,000 shares of the Company's common stock and the other note was repaid in full.

In February 1996, the Company sold, for $25,000 each, 60 bridge units, each Bridge Unit consisting of (i) 2,500 shares of common stock, (ii) a $12,500 principal amount promissory note bearing interest at 10% per annum due upon the earlier of 20 days after the completion of the Offering or August 1996, and
(iii) warrants to purchase 2,500 shares of common stock at $5.00 per share expiring in February 2001. The promissory notes were repaid in full subsequent to June 30, 1996.

The proceeds of the private placements were used to retire certain debt, purchase additional brewing and bottling equipment, purchase an option to acquire a potential site for a future brewery and for working capital.

The Company anticipates it will develop and open three additional Big Buck Breweries during the next eighteen months. The Company intends to obtain real estate financing for up to 55% of the cost of developing and opening the three new breweries. The net proceeds of the offering together with such financing are expected to be sufficient to finance these expansion plans depending on the definitive locations, site conditions, construction costs and sized and types of breweries built. The Company believes that the net proceeds from the offering together with the real estate financing will satisfy the financial needs of the Company during the next eighteen months. There are no assurances that such real estate financing will be available on terms acceptable or favorable to the Company, or at all. Without such additional financing, the Company's development plans will be slower than planned or even unachievable.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         Exhibit 11.1--Computation of Net Loss Per Common Share

     b.  Reports on Form 8-K

         None.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Michigan Brewery, Inc.
                                           (Registrant)



Date:  August __, 1996                     By:  _________________________
                                                Anthony Dombrowski
                                                Chief Financial Officer



                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

                             Michigan Brewery, Inc.

                          Exhibit Index to Form 10-QSB



    EXHIBIT NUMBER               DESCRIPTION                              PAGE

         11.1        Computation of Net Loss Per Common Share              14