Form 10QSB
period 1996-09-30
MICHIGAN BREWERY INC
filed 1996-11-13
CIK 1009652

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE
    SECURITIES EXCHANGE ACT 1934

         For the quarterly period ended September 29, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT

                            Commission file number 0-20845

                                MICHIGAN BREWERY, INC.
                (Exact name of Registrant as specified in its charter)

               Michigan                                38-3196031
    (State of other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization



                                  1999 WALDEN DRIVE
                               GAYLORD, MICHIGAN  49735
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

                                                      Yes  X    No
                                                         -----


       As of November 11, 1996 , there were outstanding 5,275,000 shares of common stock, $.01 par value, of the registrant.

                   MICHIGAN BREWERY, INC.

                   FORM 10-QSB

                   INDEX
                                                                     PAGE
                                                                     NUMBER
                                                                     ------
PART I             FINANCIAL INFORMATION

         Item 1    Financial Statements


                   Balance Sheets as of September 29, 1996 and
                   December 31, 1995                                      1

                   Statements of Operations for the three months          2
                   ended September 29, 1996 and for the thirteen weeks ended September 30, 1995 and for the nine months ended September 29, 1996 and for the thirty-nine weeks ended September 30, 1995

                   Statements of Cash Flows for the nine months           3
                   ended September 29, 1996 and for the thirty-nine weeks ended September 30, 1995

                   Notes to Financial Statements                          4


         Item 2    Management's Discussion and Analysis of                5
                   Financial Condition and Results of Operations

PART II            OTHER INFORMATION

         Item 6    Exhibits and Reports on Form 8-K                       9

                   SIGNATURES                                            10


                   EXHIBIT INDEX                                         11

              MICHIGAN BREWERY, INC.

                   BALANCE SHEETS

                                             SEPTEMBER 29,  DECEMBER 31,
                      ASSETS                    1996           1995
                                                ----           ----
                                             (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                   6,390,061       339,062
  Inventories                                   152,426       140,195
  Prepaids and other                            159,857        36,236
                                               -------         ------
              Total current assets            6,702,344       515,493
PROPERTY AND EQUIPMENT, net                   8,514,020     5,751,313
OTHER ASSETS, net                                90,372        85,785
                                                 ------        ------
                                             15,306,736     6,352,591
                                             ----------     ---------
                                             ----------     ---------

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                      161,067       246,246
  Accounts payable - related party               30,972       480,986
  Accrued expenses                               69,086       145,496
  Notes  payable to shareholders                   -          300,000
  Line of credit                                   -          325,000
  Current maturities of long-term debt          250,080       731,068
                                                -------       -------
              Total current liabilities         511,205     2,228,796
LONG-TERM DEBT, less current maturities       2,277,474     2,714,141
                                              ---------     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000
   shares authorized;  5,275,000 and
   2,500,000 shares issued and outstanding       52,750        25,000
  Warrants                                       26,150        18,600
  Class A warrants                              127,500
  Additional paid-in capital                 14,150,961     2,482,470
  Accumulated deficit                        (1,839,304)   (1,116,416)
                                             ----------    ----------
              Total shareholders' equity     12,518,057     1,409,654
                                             ----------    ----------
                                             15,306,736     6,352,591
                                             ----------     ---------
                                             ----------     ---------




  The accompanying notes are an intergral part of these balance sheets.

              MICHIGAN BREWERY, INC.

              STATEMENTS OF OPERATIONS
                        (UNAUDITED)





                                              Three Months   Thirteen Weeks  Nine Months    Thirty-nine
                                                  Ended          Ended          Ended       Weeks Ended
                                              September 30,  September 29,  September 30,  September 29,
                                                  1995            1996           1995           1996
                                              -------------  -------------  -------------  -------------
REVENUE:
  Restaurant sales                             $1,245,679     $1,361,226     $1,530,164     $3,134,995
  Wholesale beer and gift shop sales              113,675        179,703        137,863        348,431
                                                  -------        -------        -------        -------
              TOTAL REVENUE                     1,359,354      1,540,929      1,668,027      3,483,426

COSTS AND EXPENSES:
  Cost of sales                                   621,062        556,601        887,465      1,284,880
  Restaurant salaries and benefits                401,983        369,923        570,961        965,389
  Operating expenses                              315,131        271,083        537,627        854,268
  Depreciation and amortization                    65,567        108,413        109,278        356,560
                                                   ------        -------        -------        -------
              Total costs and expenses          1,403,743      1,306,020      2,105,331      3,461,097
                                                ---------      ---------      ---------      ---------
  Restaurant Operating Income ( Loss)             (44,389)       234,909       (437,304)        22,329

  General and Administrative Expenses              65,998        273,474        101,137        604,865
                                                   ------        -------        -------        -------
LOSS FROM OPERATIONS                             (110,387)       (38,565)      (538,441)      (582,536)

  Interest expense                                 77,667         66,427        171,847        277,664
  Interest income                                     -         (112,576)           -         (137,312)
                                                 --------       --------       --------       --------
NET INCOME (LOSS)                               ($188,054)        $7,584      ($710,288)     ($722,888)
                                                 --------         ------       --------       --------
                                                 --------         ------       --------       --------

NET LOSS PER COMMON SHARE                          ($0.07)         $0.00         ($0.28)        ($0.20)
                                                    -----          -----          -----          -----
                                                    -----          -----          -----          -----

WEIGHTED AVERAGE SHARES OUTSTANDING             2,603,709      5,248,626      2,497,412      3,663,095
                                                ---------      ---------      ---------      ---------
                                                ---------      ---------      ---------      ---------




    The accompanying notes are an integral part of these financial statements.

              MICHIGAN BREWERY, INC.

              STATEMENTS OF CASH FLOWS


                                                        Nine Months     Thirty-nine
                                                           Ended         Weeks Ended
                                                       SEPTEMBER 30,    SEPTEMBER 29,
                                                            1995             1996
                                                            ----             ----
OPERATING ACTIVITIES:
  Net loss                                              ($710,288)       ($722,888)
  Adjustments to reconcile net loss to cash flows
    used in operating activities-
       Depreciation and amortization                      109,278          356,560
       Change in operating assets and liabilities:
         Inventories                                     (158,051)         (12,231)
         Prepaids and other
         Accounts payable                                 874,419         (535,193)
         Accrued expenses                                  54,596          (76,410)
                                                           ------            -----

            Net cash provied by (used in) operating
              activities                                  149,272       (1,118,370)
                                                         --------       ----------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net             (4,991,540)      (2,978,540)
                                                       ----------       ----------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                 325,000
  Payments on line-of-credit borrowings                         0         (325,000)
  Net proceeds from initial public offering
   of units including over-allotment                            0       11,411,250
  Payments on debt to shareholders                       (250,000)        (300,000)
  Proceeds from long-term debt                          2,688,835          750,000
  Payments on long-term debt                                    0       (1,417,655)
  Proceeds from issuance of common stock                    4,750          647,500
  Proceeds from issuance of warrants                            0            7,550
  Capital Contributions                                 2,100,720                0
  Payment of financing costs                              (70,322)        (147,802)
  Payment of public offering costs                              0         (477,934)
                                                         --------          -------

            Net cash provided by financing
             activities                                 4,798,983       10,147,909
                                                        ---------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (43,285)       6,050,999

CASHAND CASH EQUIVALENTS, beginning of period             181,185          339,062
                                                          -------          -------

CASH AND CASH EQUIVALENTS, end of period                 $137,900       $ 6,390,061
                                                         --------       ----------
                                                         --------       ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                          $147,495       $  300,658
  Income taxes paid                                      $   -          $     -

NONCASH TRANSACTION:
  Conversion of debt to common stock                     $   -          $  250,000


              The accompanying notes are an integral part of these financial statements.

              MICHIGAN BREWERY, INC.

              Notes to Financial Statements
                   September 29, 1996

(1) The accompanying financial statements included herein have been prepared by Michigan Brewery, Inc. (the Company), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information contained herein not misleading.

    The unaudited balance sheet as of September 29, 1996 and the unaudited statements of operations for the thirteen and thirty-nine weeks ended September 29, 1996 and the unaudited statement of cash flows for the thirty-nine weeks ended September 29, 1996 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 29, 1996. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Registration Statement on Form SB-2. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1995 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement.

(2) On June 13, 1996, the Securities and Exchange Commission declared effective a Registration Statement on Form SB-2 relating to the initial public offering of the Company's 2,450,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant. Following the effective date of the Registration Statement, the Company issued 2,450,000 units at $5.00 per unit and the Company received net proceeds of $10,963,750 million on June 18, 1996. The financial statements reflect the effect of this offering net of transaction related expenses.

    On July 25, 1996, the underwriters exercised a portion of their overallotment option and the Company issued 100,000 additional units at $5.00 per unit. The Company received net proceeds of $447,500 on July 30, 1996.

(3) Effective January 1, 1996, the Company changed its fiscal year from a calendar year-end to a 52-53 week year. Accordingly, the quarter ended September 29, 1996 consisted of thirteen weeks and the three quarters ended September 29, 1996 consisted of thirty-nine weeks. The quarter ended September 30, 1995 consisted of thirteen weeks and one day and the three quarters ended September 30, 1995 consisted of thirty-nine weeks. The Company believes that the change in reporting periods does not have a material effect on the comparability of the accompanying financial statements.

(4) The Company had been an S corporation since inception for federal income tax purposes. As a result, the Company's losses were, for federal and state income tax purposes, included in the personal tax returns of the Company's shareholders. The Company entered into a financing agreement, with Pyramid Partners, L.P. for the issuance of a convertible note which was convertible into 75,000 shares of common stock and included warrants to purchase 62,500 shares of common stock, which terminated the S corporation status effective December 21, 1995.

    As of September 29, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $1.1 million. These net operating loss carryforwards expire in the year 2011. Because of the lack of profitability, a full valuation allowance has been recorded against the net deferred tax asset.

ITEM 2.


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations

THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN.

Overview

The Company was capitalized in 1994 to develop, own and operate microbrewery/restaurants with the name Big Buck Brewery and Steakhouses (Big Buck Breweries). Until May 1995 when the Gaylord Brewery opened, the Company had no operations or revenues and its activities were devoted solely to development.

Future revenues and profits will depend upon various factors, including market acceptance of Big Buck Breweries and general economic conditions. The Company's present sole source of revenue is the Gaylord Brewery. There can be no assurance that the Company will successfully implement its expansion plans, in which case the Company will continue to be dependent on the revenues from the Gaylord Brewery. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple sites, higher volume operations, the control of overhead expenses and the addition of necessary personnel.

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

The Company has purchased a 6.1 acre site on Opdyke Road in Auburn Hills, Michigan. The site is just off of Interstate 75 at exit 79. The new facility will encompass 26,372 square feet including brewery, bar and restaurant. Seating capacity in the restaurant will be just under 400 and the bar will accommodate nearly 270. Construction is expected to begin by late November provided that final approval by the city of Auburn Hills is received. The Company anticipates opening the brewery during the third quarter of 1997. The Company expects to close on the purchase of the Grand Rapids, Michigan site by year ended provided that approval is received from the city of Grand Rapids. The site is an existing structure of approximately
8,200 square feet and is located on 28th Street in Grand Rapids.   Seating
capacity will be around 280 for restaurant and bar combined. Opening for the Grand Rapids facility is expected to be in the first quarter of 1997.

QUARTERS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 29, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:



                                                   Three        Thirteen          Nine        Thirty-Nine
                                                   Months         Weeks           Months         Weeks
                                                   Ended          Ended           Ended          Ended
                                                September 30,  September 29,  September 30,   September 29,
                                                    1995           1996            1995           1996
                                                    ----           ----            ----           ----

REVENUE:
  Restaurant sales                                  91.6%          88.3%          91.7%          90.0%
  Wholesale beer and gift shop sales                 8.4%          11.7%           8.3%          10.0%
                                                    ----          -----           ----          -----

            Total revenue                          100.0%         100.0%         100.0%         100.0%
                                                   -----          -----          -----          -----
                                                   -----          -----          -----          -----

COST AND EXPENSES:
  Cost of sales                                     45.7%          36.1%          53.2%          36.9%
  Restaurant salaries and benefits                  29.6%          24.0%          34.2%          27.7%
  Operating expenses                                23.2%          17.6%          32.2%          24.5%
  Depreciation and amortization                      4.8%           7.0%           6.6%          10.2%
                                                    ----           ----           ----          -----
            Total costs and expenses               103.3%          84.7%         126.2%          99.3%
                                                   -----          -----          -----          -----

  Restaurant Operating Income or (Loss)             (3.3%)         15.3%         (26.2%)          0.7%

  General and Administrative Expenses                4.9%          17.7%           6.1%          17.4%
                                                    ----          -----           ----          -----

LOSS FROM OPERATIONS                                (8.2%)         (2.4%)        (32.3%)        (16.7%)

  Interest expense, net                              5.7%          (3.0%)         10.3%           4.1%
                                                    ----          -----          -----           ----

NET INCOME (LOSS)                                  (13.9%)          0.6%         (42.6%)        (20.8%)
                                                   -----           ----          -----          -----



RESULTS OF OPERATIONS

REVENUES

Revenues increased $181,575 to $1,540,929 in the quarter ended September 29, 1996 from $1,359,354 in the quarter ended September 30, 1995. For the thirty-nine weeks ended September 29, 1996, revenues increased $1,815,3999 to $3,483,426 from $1,668,027 for the nine months ended September 30, 1995. The increase in the quarterly revenues is due to improved operating efficiencies including a decrease in cooking times, increased in overall check average from improved training and development of the staff in the area of selling the menu. The large increase in the year to date figures is due the Gaylord Brewery being open for only 128 days thru September 30, 1995, opening to the public on May 26, 1995.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, decreased $64,461 to $556,601 in the third quarter of 1996 from the third quarter of 1995 and increased $397,415 to $1,284,880 for the thirty-nine weeks ended September 29, 1996 compared to the nine months ended September 30, 1995. As a percentage of revenues, cost of sales decreased to 36.1% in the third quarter of 1996 from 45.7% for the third quarter of 1995 and decreased to 36.9% for the thirty-nine weeks ended September 29, 1996 from 53.2% for the nine months ended September 30, 1995. These decreases are the result of price increases, operating efficiencies, improved purchasing efficiencies and more experienced kitchen management.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased $32,060 to $369,923 in the third quarter of 1996 compared to the second quarter in 1995 and increased $394,428 to $965,389 for the thirty-nine weeks ended September 29, 1996 as compared to the nine months ended September 30, 1995. As a percentage of revenues, restaurant salaries and benefits decreased to 24.0% in the third quarter of 1996 compared to 29.6% in 1995, and decreased to 27.7% for the thirty-nine week ended September 29, 1996 as compared to 34.2% for the nine months ended September 30, 1995. The decreases are due primarily to improvements in training and scheduling.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs decreased $44,048 to $271,083 in the third quarter of 1996 compared to the third quarter of 1995, and increased $316,641 to $854,268 for the thirty-nine weeks ended September 29, 1996 as compared to the nine months ended September 30, 1995. As a percentage of revenues, operating expenses decreased to 17.6% in the third quarter of 1996 from 23.2% for the third quarter in 1995, and decreased to 24.5% for the thirty-nine weeks ended September 29, 1996 from 32.2% for the nine months ended September 30, 1995. These decreases are due to improved management and operating controls.

ADMINISTRATIVE AND DEVELOPMENT EXPENSES

Administrative and development expenses increased $207,476 to $273,474 in the third quarter of 1996 compared to the third quarter of 1995, and increased $503,728 to $604,865 in the thirty-nine weeks ended September 29, 1996 compared to the nine months ended September 30, 1995. As a percentage of revenues, such expenses increased to 17.7% in the third quarter of 1996 from 4.9% for the third quarter of 1995, and increased to 17.4% for the thirty-nine weeks ended September 29, 1996 from 6.1% for the nine months ended September 30, 1995. The increases in these expenses are the result of hiring additional senior corporate management, additional professional fees associated with being a public company. As the Company opens additional breweries, these expenses as a percentage of revenues are expected to decrease.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased $42,846 to $108,413 in the third quarter of 1996 compared to the third quarter of 1995, and increased $247,282 to $356,560 for the thirty-nine weeks ended September 29, 1996 compared to the nine months ended September 30, 1995. As a percentage of revenues these expenses increased to 7.0% in the third quarter of 1996 from 4.8% for the third quarter of 1995, and increased to 10.2% for the thirty-nine weeks ended September 29, 1996 from 6.6% for the nine months ended September 30, 1995. The increases in these expenses are the result of the final amortization of cost related to the Bridge Financing which took place in early 1996, depreciation expense increased due to the fact the Gaylord Brewery was in operation for three quarters in 1996 as compared to opening in May of 1995.

INTEREST EXPENSES/INTEREST INCOME

Interest expense decreased $11,240 to $66,427 in the third quarter of 1996 compared to third quarter of 1995, and increased $105,817 to $277,664 for the thirty-nine weeks ended September 29, 1996 compared to the nine months ended September 30, 1995. The increase in the year to date expense is due to additional interest expense from the Bridge Financing for 1996.

Interest income was $112,576 in the third quarter of 1996 compared to none for the third quarter of 1995 and was $137,312 for the thirty-nine weeks ended September 29, 1996 compared to none for the nine months ended September 30, 1995. The increase in interest income is due to the investing of the proceeds from the Bridge Financing and the Company's public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $149,000 in cash for the nine months ended September 30, 1995 and used $1,118,000 in cash for the thirty-nine weeks ended September 29, 1996 from operating activities. At September 29, 1996, the company had working capital of $6.2 million. The Company expects that it will use a significant portion of its capital resources to fund new brewery development and construction. Since inception, the Company's principal capital requirements have been the funding of (i) the Company and the Big Buck Brewery format and
(ii) the construction of the Gaylord Brewery and the acquisition of its furniture, fixtures and equipment. Total capital expenditures for the Gaylord Brewery were approximately $5.8 million.

The Company generated approximately $10,150,000 in cash from financing activities during the thirty-nine weeks ended September 29, 1996. On June 13, 1996, the Company's initial public offering of 2,450,000 units at $5.00 per unit, each unit consisting of one share of common stock and one redeemable Class A warrant, became effective with the Securities and Exchange Commission. The Company received net proceeds of $10,963,750 on June 18, 1996. On July 25, 1996, the underwriters exercised a portion of their overallotment option for 100,000 additional units at $5.00 per unit. The Company received net proceeds of $447,500 on July 30, 1996. Total net proceeds have been reflected in the unaudited financial statements net of transaction related expenses.

Prior to the initial public offering, the Company has met its capital requirements through capital contributions, loans from its principal shareholders and officers, bank borrowings and certain private placement offerings.

In December 1995 the Company entered into a financing agreement with Pyramid Partners, L.P. for the issuance for (i) $250,000 noninterest-bearing promissory note (the Pre-Bridge Convertible Note) which is convertible into a number of shares of common stock equal to $250,000 divided by the less of (x) $4.00 or (y) two-thirds of the price to public of the units in the Offering, (ii) a $250,000 nonconvertible promissory note bearing interest at 10% per annum which will become due upon the earlier of the completion of the Offering or July 1996, and (iii) warrants to purchase 62,500 shares of common stock at the lesser of
(x) $4.00 or (y) two-thirds of the price to the public of the units in the Offering. During June 1996, the Pre-Bridge Convertible Note was converted to 75,000 shares of the Company's common stock and the other note was repaid in full.

In February 1996, the Company sold, for $25,000 each, 60 bridge units, each bridge unit consisting of (i) 2,500 share of common stock, (ii) a $12,500 principal amount promissory note bearing interest at 10% per annum due upon the earlier of 20 days after the completion of the initial public offering or August 1996, and (iii) warrants to purchase 2,500 shares of common stock at $5.00 per share expiring in February 2001. The promissory notes were repaid in full in July 1996.

The proceeds of the private placements were used to retire certain debt, purchase additional brewing and bottling equipment, purchase an option to acquire a potential site for a future brewery and for working capital.

The Company anticipates it will develop and open three additional Big Buck Breweries during the next fifteen months. The Company intends to obtain real estate financing for up to 55% of the cost of developing and opening the three new breweries. The net proceeds of the initial public offering together with such financing are expected to be sufficient to finance these expansion plans depending on the definitive locations, site conditions, construction costs and sized and types of breweries built. There can be no assurance that such real estate financing will be available on terms, acceptable or favorable to the Company, or at all. Without such additional financing, the Company's development plans will be slower than planned or even unachievable.

                             PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         a.   Exhibits

         Exhibit 9 - Computation of Net Loss Per Common Share

         Exhibit 27 - Financial Data Schedule

         b.   Reports on Form 8-K

              None.

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Michigan Brewery, Inc.
                                                 (Registrant)


Date: November 11, 1996                          By:  /S/ Anthony P. Dombrowski
                                                      -------------------------

                                                      Anthony P. Dombrowski
                                                      Chief Financial Officer

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                Michigan Brewery, Inc.

                             Exhibit Index to Form 10-QSB


EXHIBIT NUMBER                       DESCRIPTION

    9              Computation of Net Loss Per Common Share

   27              Financial Data Schedule