Form 10QSB/A
period 1996-09-29
MICHIGAN BREWERY INC
filed 1996-11-18
CIK 1009652

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                    FORM 10-QSB/A


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

                   FORM 10-QSB/A

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

              MICHIGAN BREWERY, INC.

              STATEMENTS OF OPERATIONS
                        (UNAUDITED)





                                             Thirteen Weeks  Three Months   Thirty-nine     Nine Months
                                                 Ended          Ended       Weeks Ended        Ended
                                             September 29,   September 30,  September 29,   September 30,
                                                  1996           1995           1996           1995
                                             -------------   -------------  ------------   -------------
REVENUE:
  Restaurant sales                            $1,361,226     $1,245,679     $3,134,995      $1,530,164
  Wholesale beer and gift shop sales             179,703        113,675        348,431         137,863
                                                 -------        -------        -------         -------
              TOTAL REVENUE                    1,540,929      1,359,354      3,483,426       1,668,027

COSTS AND EXPENSES:
  Cost of sales                                  556,601        621,062      1,284,880         887,465
  Restaurant salaries and benefits               369,923        401,983        965,389         570,961
  Operating expenses                             271,083        315,131        854,268         537,627
  Depreciation and amortization                  108,413         65,567        356,560         109,278
                                                 -------         ------        -------         -------
              Total costs and expenses         1,306,020      1,403,743      3,461,097       2,105,331
                                               ---------      ---------      ---------       ---------
  Restaurant Operating Income ( Loss)            234,909        (44,389)        22,329        (437,304)

  General and Administrative Expenses            273,474         65,998        604,865         101,137
                                                 -------         ------        -------         -------
LOSS FROM OPERATIONS                             (38,565)      (110,387)      (582,536)       (538,441)

  Interest expense                                66,427         77,667        277,664         171,847
  Interest income                               (112,576)           -         (137,312)            -
                                                --------       --------       --------        --------
NET INCOME (LOSS)                                 $7,584      ($188,054)     ($722,888)      ($710,288)
                                                  ------       --------       --------        --------
                                                  ------       --------       --------        --------

NET LOSS PER COMMON SHARE                          $0.00         ($0.07)        ($0.20)         ($0.28)
                                                   -----          -----          -----           -----
                                                   -----          -----          -----           -----

WEIGHTED AVERAGE SHARES OUTSTANDING            5,248,626      2,603,709      3,663,095       2,497,412
                                               ---------      ---------      ---------       ---------
                                               ---------      ---------      ---------       ---------


    The accompanying notes are an integral part of these financial statements.

              MICHIGAN BREWERY, INC.

              STATEMENTS OF CASH FLOWS


                                                           Thirty-nine     Nine Months
                                                            Weeks Ended       Ended
                                                           SEPTEMBER 29,  SEPTEMBER 30,
                                                                1996           1995
                                                                ----           ----
OPERATING ACTIVITIES:
  Net loss                                                  ($722,888)     ($710,288)
  Adjustments to reconcile net loss to cash flows
    used in operating activities-
       Depreciation and amortization                          356,560        109,278
       Change in operating assets and liabilities:
         Inventories                                          (12,231)      (158,051)
         Prepaids and other                                  (128,208)       (20,682)
         Accounts payable                                    (535,193)       874,419
         Accrued expenses                                     (76,410)        54,596
                                                                -----         ------

            Net cash provied by (used in) operating
              activities                                   (1,118,370)       149,272
                                                           ----------       --------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net                 (2,978,540)    (4,991,540)
                                                           ----------     ----------

FINANCING ACTIVITIES:
  Proceeds from line-of-credit borrowings                                    325,000
  Payments on line-of-credit borrowings                      (325,000)             0
  Net proceeds from initial public offering
   of units including over-allotment                       11,411,250              0
  Payments on debt to shareholders                           (300,000)      (250,000)
  Proceeds from long-term debt                                750,000      2,688,835
  Payments on long-term debt                               (1,417,655)             0
  Proceeds from issuance of common stock                      647,500          4,750
  Proceeds from issuance of warrants                            7,550              0
  Capital Contributions                                             0      2,100,720
  Payment of financing costs                                 (147,802)       (70,322)
  Payment of public offering costs                           (477,934)             0
                                                              -------       --------

            Net cash provided by financing
             activities                                    10,147,909      4,798,983
                                                           ----------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            6,050,999        (43,285)

CASHAND CASH EQUIVALENTS, beginning of period                 339,062        181,185
                                                              -------        -------

CASH AND CASH EQUIVALENTS, end of period                   $ 6,390,061      $137,900
                                                           ----------       --------
                                                           ----------       --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                            $  300,658       $147,495
  Income taxes paid                                        $     -          $   -

NONCASH TRANSACTION:
  Conversion of debt to common stock                       $  250,000       $   -


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

QUARTERS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 29, 1996 AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:



                                             Thirteen           Three          Thirty-Nine          Nine
                                               Weeks            Months            Weeks             Months
                                               Ended            Ended             Ended             Ended
                                            September 29,    September 30,     September 29,    September 30,
                                                1996             1995              1996              1995
                                                ----             ----              ----              ----

REVENUE:
  Restaurant sales                              88.3%            91.6%            90.0%             91.7%
  Wholesale beer and gift shop sales            11.7%             8.4%            10.0%              8.3%
                                               -----             ----            -----              ----

            Total revenue                      100.0%           100.0%           100.0%            100.0%
                                               -----            -----            -----             -----
                                               -----            -----            -----             -----

COST AND EXPENSES:
  Cost of sales                                 36.1%            45.7%            36.9%             53.2%
  Restaurant salaries and benefits              24.0%            29.6%            27.7%             34.2%
  Operating expenses                            17.6%            23.2%            24.5%             32.2%
  Depreciation and amortization                  7.0%             4.8%            10.2%              6.6%
                                                ----             ----            -----              ----
            Total costs and expenses            84.7%           103.3%            99.3%            126.2%
                                               -----            -----            -----             -----

  Restaurant Operating Income or (Loss)         15.3%            (3.3%)            0.7%            (26.2%)

  General and Administrative Expenses           17.7%             4.9%            17.4%              6.1%
                                               -----             ----            -----              ----

LOSS FROM OPERATIONS                            (2.4%)           (8.2%)          (16.7%)           (32.3%)

  Interest expense, net                         (3.0%)            5.7%             4.1%             10.3%
                                               -----             ----             ----             -----

NET INCOME (LOSS)                                0.6%           (13.9%)          (20.8%)           (42.6%)
                                                ----            -----            -----             -----



RESULTS OF OPERATIONS

REVENUES

Revenues increased $181,575 to $1,540,929 in the quarter ended September 29, 1996 from $1,359,354 in the quarter ended September 30, 1995. For the thirty-nine weeks ended September 29, 1996, revenues increased $1,815,3999 to $3,483,426 from $1,668,027 for the nine months ended September 30, 1995. The increase in the quarterly revenues is due to improved operating efficiencies including a decrease in cooking times and an increase in overall check average from improved training and development of the staff in the area of selling the menu. The large increase in the year to date figures is due the Gaylord Brewery being open for only 128 days thru September 30, 1995, opening to the public on May 26, 1995.

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

                                                 Michigan Brewery, Inc.
                                                 (Registrant)


Date: November 18, 1996                          By:  /S/ Anthony P. Dombrowski
                                                      -------------------------

                                                      Anthony P. Dombrowski
                                                      Chief Financial Officer

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                Michigan Brewery, Inc.

                            Exhibit Index to Form 10-QSB/A


EXHIBIT NUMBER                       DESCRIPTION

    9              Computation of Net Loss Per Common Share

   27              Financial Data Schedule