Form 10KSB
period 1996-12-29
MICHIGAN BREWERY INC
filed 1997-03-31
CIK 1009652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20845

                             MICHIGAN BREWERY, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  MICHIGAN                                38-3196031
       (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)



              550 SOUTH WISCONSIN STREET, GAYLORD, MICHIGAN 49735 (Address of Principal Executive Offices, including Zip Code)

                                 (517) 731-0401
                (Issuer's Telephone Number, including Area Code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK ($.01 PAR VALUE)
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   / /

    The issuer's revenues for its most recent fiscal year were $4,338,832.

    The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 3, 1997 was approximately $7,484,973.

    The number of shares of the common stock of the issuer outstanding as of March 3, 1997 was 5,275,000.

                       DOCUMENTS INCORPORATED BY REFERENCE


     None.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

     ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . .   1
     ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . .   7
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .   8
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .   8

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

     ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . .   9
     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . .  13
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . .  24

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. .  24
     ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .  26
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .  28
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .  28
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . .  29

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

     The business of Michigan Brewery, Inc. (the "Company") is to develop, own and operate microbrewery/restaurants known as Big Buck Brewery & Steakhouses ("Big Buck Breweries" or "Breweries"). In May 1995, the Company opened its first Big Buck Brewery in Gaylord, Michigan adjoining I-75 approximately 200 miles north of Detroit (the "Gaylord Brewery"). On March 17, 1997, the Company opened its second Big Buck Brewery in Grand Rapids, Michigan (the "Grand Rapids Brewery"). The approximately 29,000 square-foot Gaylord Brewery served as a model for the Grand Rapids Brewery and will serve as a model for the two Big Buck Breweries which the Company intends to develop over the next nine months using the proceeds of its June 1996 initial public offering (the "Offering") and real estate financing.

     A Big Buck Brewery offers casual dining featuring moderately priced steaks, ribs, chicken and other food and a distinctive selection of beers which are microbrewed on-site. The Company also sells its microbrewed beer off-site through wholesale distributors in order to promote customer interest in the Breweries. The Company's selection of beers ranges from a light golden ale to a dark full-bodied stout and is designed to satisfy the tastes of a broad spectrum of consumers. A key element of the Company's strategy is to capitalize on the growing interest of consumers in high quality, more flavorful microbrewed beer. The Company believes it will generate customer loyalty to its beers and its restaurant operations through customer identification with each local Big Buck Brewery.

     The Company believes the appearance of the Breweries has contributed to their popularity as eating and drinking establishments. The Gaylord Brewery features a large, open and visually stimulating dining area which highlights the array of stainless steel and copper brewing equipment used to brew the Company's craftbrewed beer. The Gaylord Brewery features a 4,000 square foot dining area and a 1,600 square foot bar area, with combined seating capacity of approximately 420. The interior is decorated with rustic wood-finished interiors, mounted deer racks, 36-foot high vaulted ceilings and warm lighting. The restaurant's specially commissioned Amish hand-carved wooden furniture and overhead genuine Tennessee whisky barrel lighting fixtures add character to the building's decor. The friendly and attentive staff, on-site brewing and summertime outdoor seating and live music are designed to create an appealing atmosphere for lunch, dinner and bar customers. Seating capacity at the Grand Rapids Brewery is approximately 250 for the restaurant and bar combined. The Grand Rapids Brewery's interior follows the Gaylord Brewery's motif with a warm, cozy atmosphere utilizing soft lighting and Amish furniture. The brewing and fermenting tanks front directly on 28th Street, a street with an average daily vehicle count ("ADVC") of approximately 52,000. The menu and beer styles are the same at both the Gaylord and Grand Rapids Breweries.

     Consumer interest in more flavorful beer has resulted in significant growth in the craftbrewed beer market during the last several years, despite a decline in per capita beer consumption. The number of microbreweries in the United States has grown from 21 in 1985 to approximately 399 as of February 1997. From 1985 to 1995, the annual production of craftbrewed beer in the United States grew from 75,000 barrels to approximately 3.7 million barrels. Despite these high levels of growth, sales of craftbrewed beers represented approximately 2% of total beer sales in the United States in 1996.

     The Company has purchased a site in Auburn Hills, Michigan, a suburb of Detroit, which is accessible to the over 3.2 million Detroit metro area residents. Under an oral agreement, the Company has an option until July 1, 1997, to purchase a site in Sault St. Marie, Michigan adjacent to the international bridge connecting the upper peninsula of Michigan with Ontario, Canada.

THE CRAFTBREWED AND SPECIALTY BEER MARKET

     The Company's brewing operations are in the relatively small but rapidly growing craftbrewing segment of the United States brewing industry, which includes microbreweries such as the Company, contract brewers, regional specialty brewers and brewpubs. Craftbrewed beers are distinguishable from other domestically produced beers by their flavor and brewing styles. Consumer interest in higher quality, more flavorful beer has resulted in significant growth in the craftbrewed beer market during the last several years. According to industry sources, the United States craftbrewed beer segment increased at an annual growth rate of approximately 51% while the United States beer industry experienced no meaningful growth from 1994 to 1995.

BUSINESS STRATEGY -- EXPANSION PLANS

     Upon completion of the two additional Big Buck Breweries which the Company intends to develop and open with the proceeds of the Offering and other financing, the Company intends to develop and open other Big Buck Breweries throughout the upper midwest and eventually across the United States.

     The Company believes that one of the primary factors for the popularity to date of the Gaylord Brewery is the development of customer loyalty to its craftbrewed beers. The Company believes patrons of the Gaylord Brewery, who may order a Big Buck beer with a meal or merely sample a Big Buck beer at the bar, have developed a loyalty to one of the distinctive Big Buck beers for a variety of reasons including (i) the opportunity to identify their favorite Big Buck beer with the Brewery, (ii) the opportunity to sample any of the nine handcrafted beers available at the Brewery and to select a favorite beer, (iii) the quality of Big Buck beer and (iv) the desire to support the local Brewery. Increased customer loyalty to Big Buck beers results in repeat business at Big Buck Brewery, thereby increasing revenues from restaurant operations and off-site retail sales.

     While craftbrewed beers currently represent approximately 2% of the national beer market, there are numerous cities wherein craftbrewed beers have a significantly higher share of the local market including San Francisco (17%), Boston (9%) and Denver (10%), based on 1995 statistics. The Company believes that these higher market shares for craftbrewed beer result from the same customer preferences that it has experienced at its Gaylord Brewery.
The Company will seek to develop customer loyalty to its Big Buck beers at each new Brewery.

     Future Big Buck Brewery sites will be selected by management after consideration of various strategic, regulatory, physical and demographic attributes. Management believes that locations like that of the Gaylord Brewery, adjacent to a major expressway, and the Grand Rapids Brewery, located on a street with an ADVC of approximately 52,000, significantly increase restaurant patronage. Management also reviews the demographic attributes of potential communities in which it may expand. These attributes include traffic counts, population, sales tax revenues, alcohol consumption and hotel capacity and occupancy rates. In addition, management will consider the laws of each state applicable to the Company before expanding into any new state. It is expected that Big Buck Breweries located in metropolitan areas will be larger than those located outside of metropolitan areas and are expected to achieve higher revenues. Beyond Auburn Hills, the Company is currently analyzing possible locations in Michigan for the additional Big Buck Brewery it intends to develop and open during the remainder of 1997.

RESTAURANT OPERATIONS

     GENERAL. A Big Buck Brewery restaurant offers craftbrewed beer brewed on-site along with a menu featuring steaks, ribs and chicken in a unique, architecturally spacious setting. The Brewery offers nine different types of beers ranging from a light golden ale to a full-bodied stout. The Company attempts to create an exciting yet casual restaurant where patrons can have fun and feel comfortable.

     DESIGN AND LAYOUT. The Gaylord Brewery features a restaurant with a 4,000 square-foot dining area which is designed to create a dramatic visual impact on customers. The Gaylord Brewery restaurant features warm lighting, 36-foot high vaulted ceilings, mounted deer racks and a rustic wood-finished interior which highlights the array of stainless steel and copper brewing tanks and equipment. The on-site brewing equipment, which consists of strategically placed rows of stainless steel and copper tanks and pipes, is an integral aspect of the design and enhances the visual impact of the restaurant. The restaurant's dining and bar areas seat approximately 420 and the layout is flexible, permitting tables to be rearranged to accommodate customer demand. A wall of television sets, including a ten-foot screen television set, adjacent to the bar area provides customers the opportunity to watch sporting and other special events. During summer months, the Gaylord Brewery makes available for rent to private parties an adjacent approximately 7,000 square-foot tent covered area with live music and outdoor seating. The Gaylord Brewery served as a model for the Grand Rapids Brewery and will serve as a model for future Breweries.

     MENU AND PRICING. The menu at a Big Buck Brewery restaurant consists of appetizers, soups, meal-sized salads, and entrees, including steaks, ribs, hamburgers, chicken, fish, pastas as well as a variety of desserts. Management analyzes menu items for popularity, profitability and ease of preparation. The menu items are selected to complement the Company's craftbrewed beers. The restaurant menu is designed to offer a broad range of prices that convey value to the customer. Entrees range in price from $4.95 to $28.00 with most entrees priced around $12.00. During the fiscal year ended December 29, 1996, the sale of beer accounted for 20.5% of the Gaylord Brewery's restaurant sales.

     CUSTOMERS. The Company believes its Big Buck Brewery restaurants appeal to a wide range of customers and will draw its clientele from throughout the region in which they are located. The Gaylord Brewery is located approximately 200 miles north of Detroit at exit 282 on I-75, allowing passersby to conveniently visit the Brewery. The Gaylord Brewery opens at 11:30 a.m. daily (noon on Sundays). The Grand Rapids Brewery, located on 28th Street in Grand Rapids, opens at 11:00 a.m. daily (noon on Sundays).

BREWING OPERATIONS

     GENERAL. The brewhouse at the Gaylord Brewery presently has the capacity to brew 10,000 barrels of beer per year, and is designed to produce 20,000 barrels per year with the installation of additional fermentation tanks. The Grand Rapids Brewery features a 7.5-barrel brewing system which can produce 7,000 barrels per year with the installation of additional fermentation tanks. Future Breweries will be built with initial brewing capacities of 2,000 to 5,000 barrels per year and are expected to have production capacities of 7,000 to 15,000 barrels per year with the installation of additional fermentation tanks. The Company intends to purchase and install additional fermentation tanks as demand for its beers requires increased production. Each brewhouse will be custom designed to be integrated into the restaurant layout in the most efficient and aesthetic manner.

     OFF-SITE DISTRIBUTION. The Company sells its microbrewed beer off-site through wholesale distributors in order to promote customer interest in the Brewery. The Company transports its beer to each distributor for redistribution to retailers which include bars, pubs, restaurants and supermarkets. The beer is available by the keg to be served on draft at restaurants, bars and pubs and is available in bottles for retail sales. Presently, off-site sales of the Company's beer are generally limited to within 120 miles of the Gaylord Brewery. Off-site sales of beer accounted for approximately 3.6% of revenues during the fiscal year ended December 29, 1996. The Gaylord Brewery presently has the capacity to meet additional demand for off-site sales of beer.

     PROMOTION OF PRODUCTS WITHIN LOCAL MARKETS. The Company markets its beer locally with the use of point of sale materials as well as several forms of other promotional materials including coasters, tap handles and color brochures. These items are, for the most part, used by retailers to promote Big Buck beers within their establishment. In addition, the Company offers guided tours of both the Gaylord and Grand Rapids Breweries to further increase consumer awareness of Big Buck beers. The Company believes that its educational and promotional methods are more effective in communicating with consumers than broad-based, less flexible national beer advertising campaigns.

     BREWING EQUIPMENT. The Company's brewing equipment was designed and built by J.V. Northwest, Inc. of Wilsonville, Oregon and is automated wherever possible. The Gaylord Brewery's system begins with a 47 foot tall, stainless steel grain silo fabricated to replicate a giant beer bottle. The silo is painted "beer bottle brown" and the label was hand painted by a commissioned artist. The Gaylord Brewery houses a 20-barrel mash tun; lauter tun; a brew kettle; 50-barrel hot liquor tank; 50-barrel cold liquor tank; six 40-barrel fermenters; three 80-barrel fermenters; two 40-barrel conditioning tanks and seven 10-barrel bright beer serving tanks. Filtering is done through a diatomaceous earth filtering system which removes yeast and other naturally occurring material resulting in a clear final product. The brewhouse permits the production of a wide range of beer styles which can be adapted to market demand for various beer styles today and into the future. The Grand Rapids Brewery features a 7.5-barrel brewing system with four 15-barrel fermenters and four 15-barrel conditioning tanks which also serve as bright beer serving tanks. It is contemplated that the Company will use similar equipment at all brewhouses built in future Big Buck Breweries.

     BOTTLING, KEGGING AND PACKAGING. The Company uses a technologically advanced bottling line to bottle its beer for off-site retail sales. The bottle filler utilizes a carbon dioxide environment during the bottling process to extend shelf life. Kegs are filled by a keg rack system and the kegs are stored pending shipment to wholesale distributors in a specially designed cooler. The Company's kegs have the Big Buck Brewery & Steakhouse name and logo stamped into the top rail for easy identification and a handsome appearance. The Company also sells its beer in a container called a "party pig," a plastic pressurized unit holding 2.25 gallons (one case) of beer. The pressurization allows beer to be served from the customer's refrigerator, boat or golf cart. Party pigs are sold through the Breweries' gift shops.

     QUALITY CONTROL. As the Company opens future Breweries, quality control of each brewhouse will be under the supervision of the Company's Brewmaster. As with the current Breweries, each future brewhouse will contain a laboratory to monitor and maintain quality assurance in the brewing and packaging processes.

     INGREDIENTS AND RAW MATERIALS. The Company currently purchases its malted barley from market sources on a competitive bid basis. Raw materials such as hops are available from multiple sources at competitive prices. The Company also uses competitive sources for its supply of packaging materials such as bottles, labels, six pack carriers and shipping cases.

BREWING PROCESS

     Beer is made primarily from four natural ingredients: malted barley, hops, yeast and water. The Company uses only the finest barley, primarily two row, in its production. The universal spice of beer is hops. Hops, like the grapes used in wine, are varietal. Brewers select hops based on specific varieties grown in select areas around the world. Some hop varieties are selected for their bittering qualities, while others are chosen for their ability to impart distinctive aromas to the beer. Yeast is a uni-cellular organism whose metabolism converts sugar into alcohol and carbon dioxide.
The Company uses only specially selected yeast. The entire brewing process from mashing through filtration typically is completed in 14 to 21 days, depending on the formulation and style of the beer being brewed.

BEER VARIETIES

     The Company believes that its diverse and high quality beer varieties encourage the trial of new beer and, over time, help to create more knowledgeable and sophisticated beer drinkers. The Company's beers cover a full range of flavors from very light, to medium, to very dark and heavy.

     BIG BUCK BEER-Registered Trademark-: Big Buck is the Company's flagship brand and its top seller. This is a standard American-style beer with a small amount of corn added to the grist to give the brew a smooth, easy-drinking character that most American consumers have come to expect in a beer. Big Buck Beer has a rich golden color and a light malt character balanced with a mild dose of hops.

     BUCK NAKED: American-style low calorie or "light" beer. This beer is formulated to appeal to those who prefer a low-calorie brew. Buck Naked is an all malt brew with a touch of Czechoslovakian Saaz hops.

     WOLVERINE WHEAT: This American wheat beer is made from a blend of malted barley and malted wheat. The wheat imparts a unique, refreshing flavor to the beer. Wolverine Wheat is straw in color, lightly hopped, crisp and refreshing.

     RASPBERRY WHEAT: A version of Wolverine Wheat, this beer is flavored with pure fruit to impart a subtle raspberry nose, a delicate fruit flavor and a slight pink hue.

     ANTLER ALE: An amber ale formulated as a transitional flavor between lighter and darker beers. Antler Ale has a light amber color while maintaining a mild, clean flavor and a low hopping rate.

     REDBIRD ALE: Similar to a traditional pale ale, Redbird Ale has a reddish copper appearance and medium body and is well hopped. This is a heartier beer with a medium body and a pleasant hop bitterness.

     DOC'S ESB: A full-bodied bock beer which gets its distinctive character from a blend of four different grains and three hop varieties. Doc's ESB has a deep reddish brown color and is generously hopped to balance the full body and complex character.

     BLACK RIVER STOUT: A cream stout which is slightly sweet with a moderate hop bitterness. The rich flavor and black color of this brew comes from six different grains. Deep flavors of coffee and caramel are present in this brew.

     BLACK'N BERRY: A Black'n Tan is generally a stout mixed with pale or amber ale. Black'n Berry is a new twist, Black River Stout and Raspberry Wheat. The delicate fruit qualities are accented by the heavy stout flavor.

SALES AND MARKETING

     The Company's primary sources of advertising include television, outdoor billboards, radio and newspapers, which generally cover the local market, with the exception of billboards in more distant geographical areas of Michigan. In addition to these sources, the Company uses local travel publications including golf and vacation planners which are distributed at no additional fee to visitors to the area as well as inquiries via the local travel information center and tourism bureau. The Company also distributes four-color brochures promoting the Gaylord Brewery to major corporations and various travel welcome centers throughout Michigan as well as local hotels and resorts. During the year ended December 29, 1996, the Company incurred approximately $175,000 in advertising expenses.

     The Company strives to provide its customers with a dining experience that will encourage repeat business and promote "word-of-mouth" advertising. To supplement its service-oriented marketing efforts, the Company sells merchandise including hats, t-shirts, sweatshirts and other items bearing the Big Buck Brewery name and logo.

COMPETITION

     The restaurant and brewing industries are highly competitive. The restaurant industry is highly competitive with respect to price, service, food quality (including taste, freshness and nutritional value) and location. New restaurants have a high failure rate. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the lack of availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which the Company has no control. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company also competes with a large variety of locally owned restaurants, diners, and other establishments that offer moderately priced food to the public. Further, the Company competes with other microbrewery restaurants in a highly competitive and developing microbrewery and brewpub restaurant market.

     The domestic beer market is highly competitive due to: the enormous advertising and marketing expenditures by national and major regional brewers; the continuing proliferation of microbreweries, regional craft breweries, brewpubs, and other small craftbrewers; the more recent introduction of fuller-flavored products by certain major national brewers and a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers. Although domestic demand for craftbrewed beers has increased dramatically over the past decade, there can be no assurance that this demand will continue. The Company anticipates intensifying competition in the craftbrewed and fuller-flavored beer markets.

GOVERNMENT REGULATION

     BEER AND LIQUOR REGULATION. A significant percentage of the Company's revenue is derived from beer sales. On-site sales of beer accounted for 21% of revenues and off-site sales of beer accounted for an additional 3.6% of revenues during the fiscal year ended December 29, 1996. These percentages are expected to increase over the next few years in relation to food sales. The Company must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where its Breweries are or will be located. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease the brewing and/or sale of its beer. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

     RESTAURANT REGULATION. The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and to building and zoning requirements.
The Company is subject to regulation by air and water pollution control divisions of the Environmental Protection Agency of the United States and by various states and municipalities in which its Breweries are or will be located. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government mandated health insurance, over which the Company has no control. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

     The federal government currently imposes an excise tax of $18 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11 per barrel on its first 60,000 barrels produced annually. To the extent Company-wide production increases to amounts over 60,000 barrels per year, there will be an increase in the average federal excise tax rate of the Company. The Company is not aware of any plans by the federal government to reduce or eliminate the small brewer's credit. Michigan currently imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan. However, each brewer which is a "microbrewery" under Michigan law (presently with production under 30,000 barrels per year) is granted a microbrewer's excise tax credit in the amount of $2 per barrel on its first 20,000 barrels produced annually. To the extent Company-wide production increases to amounts over 20,000 barrels per year, there will be an increase in the average Michigan excise tax rate of the Company.
Increased excise taxes on alcoholic beverages have been considered by the United States Congress as an additional source of tax revenue in connection with various proposals and could be included in future legislation.

     The Company is licensed under Michigan law as a "microbrewery." A microbrewery in Michigan is limited to the production of not more than 30,000 barrels of beer per year by all breweries owned or controlled by the same person, whether within or outside Michigan. Without a change in current law, the Company will limit its sales of beer off-site so as to reserve its brewing capacity for sales of beer on-site which provides the Company higher margins but do not reach the same customer base. Based on production at the Gaylord Brewery during the fiscal year ended December 29, 1996, the Company believes it could operate up to 11 Big Buck Breweries with similar production levels without exceeding the 30,000 barrel production ceiling.

     The Company is subject to "dram-shop" laws in Michigan and will be subject to such statutes in certain other states into which it expands. These laws generally provide someone injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

EMPLOYEES

     At December 29, 1996, the Company employed 127 persons at its Gaylord Brewery, ten of whom served in executive and administrative capacities, nine of whom served as restaurant management personnel, and the remainder of whom were hourly personnel. As of March 21, 1997, the Company employed 110 persons at its Grand Rapids Brewery. No employee is covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be satisfactory.

TRADEMARKS AND SERVICE MARKS

     The Company applied for registration of a number of trademarks and service marks with the United States Patent and Trademark Office on February 1, 1996, including BIG BUCK BREWERY & STEAKHOUSE and BIG BUCK BEER. The Company received a certificate of registration for BIG BUCK BEER on March 11, 1997. The United States Patent and Trademark Office has yet to grant a certificate of registration for BIG BUCK BREWERY & STEAKHOUSE. In the event the Company is denied registration, the Company may incur significant expense in creating and developing new marks or in operating under its existing marks, and may be restricted in where it can locate future Breweries using the Company's marks. There is no assurance that the Company's marks will be granted trademark registration for all or any of the uses proposed in the Company's application. In the event that the Company's marks are granted registration, there is no assurance that such marks will be enforceable against prior users in areas where the Company conducts operations. The Company regards its marks as having substantial value and as being an important factor in the marketing of its Big Buck Brewery restaurants and beer. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company owns the Gaylord Brewery, including the real property on which it is located. See "Description of Business -- Restaurant Operations" for a description of the Gaylord Brewery. In the opinion of management, the Company's properties are adequately covered by insurance.

     The Company closed on the purchase of the Grand Rapids Brewery site on December 2, 1996. The site included an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids Brewery opened on March 17, 1997.

     The Company has purchased an undeveloped 6.1 acre site on Opdyke Road in Auburn Hills, Michigan. The site is just off of Interstate 75 at exit 79. The new facility will encompass 26,372 square feet including brewery, bar and restaurant. Seating capacity in the restaurant and bar is expected to be just under 650. Construction began in late December 1996 after receiving final approval from the city of Auburn Hills. The Company anticipates opening this Big Buck Brewery during the third quarter of 1997.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.


                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been included in the Nasdaq SmallCap Market under the symbol "BBUC" since the completion of the Offering in June 1996. The following table sets forth the approximate high and low closing prices for the Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market. Share prices have been adjusted to reflect the Company's one-for-two reverse stock split (share combination) effected on January 23, 1996.


 Period                                            High               Low
 ------                                            ----               ---
 1996
      First Quarter  . . . . . . . . . . . . . .   N/A                N/A
      Second Quarter . . . . . . . . . . . . . .   $ 5                $ 3-5/8
      Third Quarter  . . . . . . . . . . . . . .   $ 4-5/8            $ 2-1/2
      Fourth Quarter . . . . . . . . . . . . . .   $ 4-3/8            $ 2-3/4

     As of March 3, 1997, the Company had 178 shareholders of record.

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. In addition, the Company's ability to pay dividends is prohibited by the terms of its credit facility with its bank.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     The Company was capitalized in 1994 to develop, own and operate microbrewery/restaurants with the name Big Buck Brewery & Steakhouse. Until May 1995 when the Gaylord Brewery opened, the Company had no operations or revenues and its activities were devoted solely to development.

     Future revenues and profits will depend upon various factors, including market acceptance of Big Buck Breweries and general economic conditions. The Company's present sources of revenue are the Gaylord and Grand Rapids Breweries. There can be no assurances that the Company will successfully implement its expansion plans, in which case the Company will continue to be dependent on the revenues from the Gaylord and Grand Rapids Breweries. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

     The Company's sales and earnings are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest earnings will occur in the second and third quarters. Quarterly results in the future are likely to be substantially affected by the timing of new Big Buck Brewery openings. Because of the seasonality of the Company's business and the impact of new Big Buck Brewery openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

     The Company closed on the purchase of the Grand Rapids Brewery site on December 2, 1996. The site includes an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids Brewery opened on March 17, 1997.

     The Company has purchased a 6.1 acre site on Opdyke Road in Auburn Hills, Michigan. The site is just off of Interstate 75 at exit 79. The new facility will encompass 26,372 square feet including brewery, bar and restaurant. Seating capacity in the restaurant and bar will be just under
650. Construction began in late December 1996 after receiving final approval from the city of Auburn Hills. The Company anticipates opening this Brewery during the third quarter of 1997.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31,
1995

     The Company had no revenues for the period from January 1, 1994 through May 25, 1995. During that period, the Company developed the Big Buck Brewery format and completed construction of the Gaylord Brewery. The Company charged to operations all costs associated with pre-opening expenses during the two year period ended December 31, 1995. For future Breweries, the Company anticipates that such expenses will be capitalized and charged to operations over the period from when the Brewery opens until substantially all of the initial workforce is no longer employed (not to exceed 12 months) if it is determined that such costs are recoverable.

     Although there is no assurance that cost and expense percentages will show improvement, management believes that costs incurred during the year ended December 31, 1995, reflect certain inefficiencies and expenses associated with opening the Gaylord Brewery on May 26, 1995 and that the loss for this period is primarily attributable to the Company's corporate overhead structure and costs and expenses incurred in the completion of the development and start-up of operations at the Gaylord Brewery.

REVENUES

     The Company achieved an increase in total revenues of 61.7% to $4,338,832 in 1996 compared with $2,683,600 in 1995. The increase is due to the Gaylord Brewery being open the entire year during 1996 as compared to 220 days in 1995.

COSTS OF SALES

     Costs of sales which consists of food merchandise and brewery supplies increased 22.0% to $1,584,483 in 1996 compared to 1995. The increase is due to the Gaylord Brewery being open the entire year during 1996 as compared to 220 days in 1995. Costs of sales as a percentage of revenues decreased from 48.4% in 1995 to 36.5% in 1996. The decrease is the result of menu pricing, operating efficiencies, effective purchasing and improved kitchen management.

RESTAURANT SALARIES AND BENEFITS

     Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance increased 53.2% to $1,215,822 in 1996 compared to 1995. The increase is due to the Gaylord Brewery being open the entire year in 1996. Restaurant salaries and benefits as a percentage of revenues decreased to 28.0% in 1996 compared to 29.6% in 1995. The decrease is due to improvements in management, training and scheduling.

OPERATING EXPENSES

     Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs increased 10.3% to $1,099,503 in 1996 compared to 1995. Operating expenses as a percentage of revenues decreased to 25.3% as compared to 37.1% in 1995. This decrease is due in part to improved management and operating controls. The decrease is also due to 1995 being the first year of operations, resulting in additional opening and development expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased 178.8% to $436,403 in 1996 compared to 1995. Depreciation and amortization as a percentage of revenues increased to 10.1% in 1996 as compared to 5.8% in 1995. The increase resulted from the amortization of costs related to the bridge financing which took place in February 1996 and higher depreciation expense due to the fact the Gaylord Brewery was in operation all of 1996 as opposed to only 220 days in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

     Administrative and development expenses increased 244.7% to $874,498 in 1996 compared to 1995. These expenses as a percentage of revenue increased to 20.1% in 1996 as compared to 9.4% in 1995. The increases in these expenses are the result of hiring additional senior corporate management, additional professional fees associated with the initial public offering and being a publicly traded company. As the Company opens additional Breweries, these expenses as a percentage of revenues are expected to decrease.

INTEREST EXPENSES/INTEREST INCOME

     Interest expense increased 18.3% to $341,863 during 1996 as the result of the additional borrowings from the Pre-Offering Financings (as defined herein).

     Interest income was $215,569 for 1996 compared to none in 1995. The increase in interest income is due to the investing of the proceeds from the Bridge Financing and the Offering.

GAIN ON SALE OF FIXED ASSETS

     The gain on sale of fixed assets of $294,579 resulted from the sale of approximately 2.2 acres of the Gaylord property for $400,000 to a national hotel chain for the construction of a 100 room hotel adjacent to the Gaylord Brewery.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $243,285 in cash for the year ended December 31, 1995 and used $1,144,831 in cash for the year ended December 29, 1996 for operating activities. At December 29, 1996, the Company had working capital of $4.6 million. The Company expects that it will use a significant portion of its capital resources to fund new Brewery development and construction. Since inception, the Company's principal capital requirements have been the funding of (i) the Company and the Big Buck Brewery format and (ii) the construction of the Gaylord and Grand Rapids Breweries and the acquisition of furniture, fixtures and equipment for such Breweries. Total capital expenditures for the Gaylord Brewery and the Grand Rapids Breweries were approximately $5.8 million and $3.1 million, respectively.

     The Company generated $10,036,252 in cash from financing activities during the year ended December 29, 1996. On June 13, 1996, the Company's initial public offering of 2,450,000 units at $5.00 per unit, each unit consisting of one share of common stock and one redeemable Class A warrant, was declared effective by the Securities and Exchange Commission. The Company received net proceeds of approximately $10.6 million on June 18, 1996. On July 25, 1996, the underwriters exercised a portion of their overallotment option for 100,000 additional units at $5.00 per unit. The Company received net proceeds of $447,500 on July 30, 1996. Total net proceeds have been reflected in the financial statements net of transaction related costs.

     Prior to the Offering, the Company met its capital requirements through cash flow generated by capital contributions, loans from its principal shareholders and officers, bank borrowings and certain private placement offerings. During the years ended December 31, 1994 and 1995, the Company sold an aggregate of 2,500,000 shares of common stock which generated $2.4 million in net proceeds.

     In July 1995, the Company secured a $1.9 million mortgage on the Gaylord Brewery's land and building and a $800,000 equipment loan. These notes are subject to monthly payments of principal and interest at 10.2% per annum and are payable in full by October 1, 2000. These notes are collateralized by all assets of the Company and are guaranteed by certain shareholders.

     In August 1995, the Company obtained a line of credit with a bank with a maximum borrowing limit of $325,000, with monthly interest payable at the bank's prime rate plus 1%. The line was collateralized by all of the assets of the Company, guaranteed by certain shareholders and was due on demand.
The Company had borrowed up to the maximum limit of $325,000 as of December 31, 1995, and the line of credit was repaid and closed on August 1, 1996.

     In December 1995, the Company entered into a financing agreement with Pyramid Partners, L.P. ("Pyramid") for the issuance of (i) a $250,000 non-interest bearing promissory note (the "Pre-Bridge Convertible Note") which was converted into 75,000 shares of Common Stock in June 1996 (the "Pre-Bridge Shares"), (ii) a $250,000 non-convertible promissory note bearing interest at 10% per annum which was repaid in June 1996 (the "Pre-Bridge Non-Convertible Note") and (iii) warrants (the "Pre-Bridge Warrants") to purchase 62,500 shares of Common Stock (collectively the "Pre-Bridge Financing").

     In February 1996, the Company sold, for $25,000 each, 60 bridge units (the "Bridge Units"), each Bridge Unit consisting of (i) 2,500 shares of Common Stock (the "Bridge Common Stock"), (ii) a $12,500 principal amount promissory note bearing interest at 10% per annum (the "Bridge Notes") and
(iii) warrants to purchase 2,500 shares of Common Stock at $5.00 per share expiring in February 2001 (the "Bridge Warrants"), (collectively the "Bridge Financing"). The Bridge Notes were repaid in July 1996. The Pre-Bridge Financing and the Bridge Financing are collectively referred to as the "Pre-Offering Financings."

     The proceeds of the Pre-Offering Financings were used to retire certain debt, purchase additional brewing and bottling equipment, purchase an option to acquire a site in Sault St. Marie, Michigan for a future Brewery and for working capital.

     Beyond the Gaylord and Grand Rapids Breweries, the Company anticipates it will develop and open two additional Big Buck Breweries during 1997. The Company intends to obtain real estate financing for up to 55% of the costs of developing and opening the two new Big Buck Breweries. The net proceeds of the Offering together with such financing are expected to be sufficient to finance these expansion plans depending on the definitive locations, site conditions, construction costs and sizes and types of Big Buck Breweries built. There are no assurances that such financing will be available on terms acceptable or favorable to the Company, or at all. Without such additional financing, the Company's development plans will be slower than planned or even unachievable.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
MICHIGAN BREWERY, INC.
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . .  14
Financial Statements
     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . .  16
     Statements of Shareholders' Equity. . . . . . . . . . . . . . . . . . .  17
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .  18
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .  19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Michigan Brewery, Inc.:

We have audited the accompanying balance sheets of Michigan Brewery, Inc. (a Michigan corporation) as of December 29, 1996 and December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Brewery, Inc. as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                            /s/ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
 January 24, 1997

                            MICHIGAN BREWERY, INC.

                                Balance Sheets



                                                          December 29,        December 31,
                      ASSETS                                  1996                1995
                                                         --------------      --------------
CURRENT ASSETS:
     Cash                                                 $     28,468       $     339,062
     Short-term investments                                  4,910,000                   -
     Inventories                                               155,785             140,195
     Prepaids and other                                        150,151              36,236
                                                         --------------      --------------
           Total current assets                              5,244,404             515,493

PROPERTY AND EQUIPMENT, at cost                             10,012,881           5,751,313
OTHER ASSETS                                                    74,408              85,785
                                                         --------------      --------------
                                                         $  15,331,693       $   6,352,591
                                                         --------------      --------------
                                                         --------------      --------------

      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable--trade                             $     255,899       $     246,246
     Accounts payable--related party                            30,972             480,986
     Accrued expenses                                          132,299             145,496
     Current maturities of long-term debt                      250,780             731,068
     Notes payable to shareholders                                   -             300,000
     Line of credit                                                  -             325,000
                                                         --------------      --------------
           Total current liabilities                           669,950           2,228,796

LONG-TERM DEBT, less current maturities                      2,124,391           2,714,141
                                                         --------------      --------------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 10,000,000 shares
       authorized; 5,275,000 shares in 1996 and
       2,500,000 shares in 1995 issued and outstanding          52,750              25,000
     Warrants                                                  153,650              18,600
     Additional paid-in capital                             13,034,544           2,482,470
     Accumulated deficit                                      (703,592)         (1,116,416)
                                                         --------------      --------------
           Total shareholders' equity                       12,537,352           1,409,654
                                                         --------------      --------------
                                                         $  15,331,693       $   6,352,591
                                                         --------------      --------------
                                                         --------------      --------------


      The accompanying notes are an integral part of these balance sheets.

                             MICHIGAN BREWERY, INC.

                            Statements of Operations

                               For the Years Ended



                                                    December 29,   December 31,
                                                        1996           1995
                                                    ------------   ------------
REVENUE:
     Restaurant sales                                $ 3,830,748   $  2,380,641
     Wholesale and retail sales                          508,084        302,959
                                                    ------------   ------------
           Total revenue                               4,338,832      2,683,600
                                                    ------------   ------------

COSTS AND EXPENSES:
     Cost of sales                                     1,584,483      1,298,735
     Restaurant salaries and benefits                  1,215,822        793,276
     Operating expenses                                1,099,503        996,823
     Depreciation and amortization                       436,403        156,496
                                                    ------------   ------------
           Total costs and expenses                    4,336,211      3,245,330
                                                    ------------   ------------

RESTAURANT OPERATING INCOME (LOSS)                         2,621       (561,730)

GENERAL AND ADMINISTRATIVE EXPENSES                      874,498        253,558
                                                    ------------   ------------
LOSS FROM OPERATIONS                                    (871,877)      (815,288)

OTHER INCOME (EXPENSE):
     Interest expense                                   (341,863)      (288,790)
     Interest income                                     215,569              -
     Gain on sale of property                            294,579              -
                                                    ------------   ------------
           Other income (expense), net                   168,285       (288,790)
                                                    ------------   ------------
NET LOSS                                             $  (703,592)  $ (1,104,078)
                                                    ------------   ------------
                                                    ------------   ------------
NET LOSS PER COMMON SHARE                            $     (0.17)  $      (0.45)
                                                    ------------   ------------
                                                    ------------   ------------
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1)           4,066,071      2,481,676
                                                    ------------   ------------
                                                    ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                             MICHIGAN BREWERY, INC.

                       Statements of Shareholders' Equity

                              For the Years Ended


                                                    COMMON STOCK                          ADDITIONAL
                                               ----------------------                      PAID-IN     ACCUMULATED
                                                  SHARES        AMOUNT       WARRANTS      CAPITAL       DEFICIT        TOTAL
                                               ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1994 . . . . . . . . .     2,025,000   $    20,250   $        --   $   282,750   $   (12,338)  $   290,662
   Sale of common stock  . . . . . . . . . .       350,000         3,500            --     1,950,970            --     1,954,470
   Issuance of common stock for property
     and services  . . . . . . . . . . . . .       125,000         1,250            --       248,750            --       250,000
   Issuance of warrants  . . . . . . . . . .            --            --        18,600            --            --        18,600
   Net loss  . . . . . . . . . . . . . . . .            --            --            --            --    (1,104,078)   (1,104,078)
                                               ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, December 31, 1995 . . . . . . . . .     2,500,000        25,000        18,600     2,482,470    (1,116,416)    1,409,654
   Effects of conversion to C Corporation. .            --            --            --    (1,116,416)    1,116,416            --
   Sale of units for $5.00 per unit. . . . .       150,000         1,500         7,500       606,037                     615,037
   Initial public offering of units for
     $5.00 per unit. . . . . . . . . . . . .     2,550,000        25,500       127,550    10,831,803                  10,984,853
   Issuance of common stock upon conversion
     of debt (Note 2). . . . . . . . . . . .        75,000           750            --       230,650            --       231,400
   Net loss. . . . . . . . . . . . . . . . .            --            --            --            --      (703,592)     (703,592)
                                               ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, December 29, 1996 . . . . . . . . .     5,275,000   $    52,750   $   153,650   $13,034,544   $  (703,592)  $12,537,352
                                               ------------  ------------  ------------  ------------  ------------  ------------
                                               ------------  ------------  ------------  ------------  ------------  ------------


    The accompanying notes are an integral part of these financial statements

                             MICHIGAN BREWERY, INC.

                            Statements of Cash Flows

                              For the Years Ended


                                                             December 29,   December 31,
                                                                1996           1995
                                                             ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                   $  (703,592)   $(1,104,078)
  Adjustments to reconcile net loss to cash flows used in
    operating activities--
      Depreciation and amortization                              436,403        156,496
      Gain on sale of property                                  (294,579)            --
      Change in operating assets and liabilities:
        Inventories                                              (15,590)      (140,195)
        Prepaids and other                                      (113,915)       (28,236)
        Accounts payable                                        (440,361)       727,232
        Accrued expenses                                         (13,197)       145,496
                                                             ------------   ------------

          Net cash used in operating activities               (1,144,831)      (243,285)
                                                             ------------   ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net                    (4,692,015)    (5,080,395)
  Proceeds from sale of property                                 400,000             --
  Purchase of short-term investments, net                     (4,910,000)            --
                                                             ------------   ------------
          Net cash used in investing activities               (9,202,025)    (5,080,395)
                                                             ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from (payments on) line-of-credit borrowings, net    (325,000)       325,000
  Proceeds from issuance of debt to shareholders                      --        300,000
  Payments on debt to shareholders                              (300,000)      (500,000)
  Proceeds from long-term debt                                   750,000      3,484,437
  Payments on long-term debt                                  (1,588,638)       (39,228)
  Net proceeds from initial public offering of units          10,984,853             --
  Net proceeds from sale of units                                615,037             --
  Net proceeds from sale of common stock                              --      1,954,470
  Payment of deferred financing costs                           (100,000)       (70,322)
                                                             ------------   ------------

          Net cash provided by financing activities           10,036,252      5,454,357
                                                             ------------   ------------

INCREASE (DECREASE) IN CASH                                     (310,594)       157,877

CASH, beginning of year                                          339,062        181,185
                                                             ------------   ------------

CASH, end of year                                            $    28,468    $   339,062
                                                             ------------   ------------
                                                             ------------   ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $   369,799    $   114,510
  Income taxes paid                                                   --             --
NONCASH TRANSACTION:
  Conversion of debt to common stock                             250,000             --
  Issuance of common stock for property and services                  --        250,000


   The accompanying notes are an integral part of these financial statements.

                             MICHIGAN BREWERY, INC.

                          Notes to Financial Statements

                     December 29, 1996 and December 31, 1995

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Michigan Brewery, Inc. (the Company) was organized to develop, own and operate microbrewery/restaurants known as Big Buck Brewery & Steakhouse. The Company operates in Gaylord, Michigan (the Brewery) and is currently constructing two new locations in Grand Rapids and Auburn Hills, Michigan scheduled to open in March 1997 and the third quarter of 1997, respectively. The Company also intends to utilize each brewery for bottling and wholesale distribution of its private label beer.

The Company began construction on the Brewery after the purchase of the land in May 1994, and it opened to the general public on May 26, 1995. Prior to the opening of the Brewery, the Company was in the development stage. Prior to June 1996, the Company met its capital requirements primarily through initial shareholder contributions, loans from its principal shareholders and officers, bank borrowings and certain private placement offerings. During June 1996, the Company received net proceeds of $10,984,853 through an initial public offering (IPO) of units (see Note 4).

The Company incurred a net loss of $703,592 in 1996 and $1,104,078 in 1995. The losses for these periods are primarily attributable to costs and expenses incurred in the completion of the development and start-up of operations at the Brewery and the costs associated with the hiring of senior corporate management to position the Company for its future expansion plans. The Company has limited operating history, and future revenues and results from operations will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. The Company's ability to meet its expansion plan and achieve profitability depends on its ability to obtain substantial financing for the development of additional breweries including the Grand Rapids and Auburn Hills, Michigan locations currently under construction. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

FISCAL YEAR

Effective in 1996, the Company changed to a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year. All references herein to "1996" represent the 52-week year ended December 29, 1996 and to "1995" represent the year ended December 31, 1995.

INVENTORIES

Inventories consist principally of restaurant food items, raw materials used in the brewing process, finished goods, including beer in kegs and beer held in fermentation prior to the filtration and packaging process, and retail goods for resale. Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

                                                   December 29,    December 31,
                                                       1996            1995
                                                   ------------    ------------
Food . . . . . . . . . . . . . . . . . . . . . . .  $  29,533      $   52,369
Brewery. . . . . . . . . . . . . . . . . . . . . .     63,204          53,345
Retail goods . . . . . . . . . . . . . . . . . . .      3,048          34,481
                                                   ------------    ------------
                                                    $ 155,785      $  140,195
                                                   ------------    ------------
                                                   ------------    ------------

PREOPENING EXPENSES

It is the Company's policy to charge preopening costs (substantially all of which are the direct and incremental costs of hiring and training the initial workforce) to operations as incurred until a basis for capitalization exists, at which time costs are capitalized and amortized over the period from when the Brewery opens until substantially all of the initial workforce is no longer employed (not to exceed 12 months). Accordingly, preopening costs for the Brewery have been charged to operations as incurred; preopening costs for subsequent breweries will be capitalized and amortized as described above.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over their estimated useful lives of 5 to 40 years.

Property and equipment consisted of the following at:


                                             December 29,       December 31,     Estimated
                                                 1996               1995        Useful Lives
                                             ------------       ------------    ------------

Land and improvements. . . . . . . . . . .  $   4,132,941      $   546,296      20 years for
                                                                                improvements
Building and improvements. . . . . . . . .      3,131,108        3,094,159         40 years
Brewery equipment. . . . . . . . . . . . .      1,127,125          941,564       12-30 years
Restaurant equipment . . . . . . . . . . .        855,902          807,717         10 years
Furniture, fixtures and equipment. . . . .        524,298          453,894         5-7 years
Construction in progress . . . . . . . . .        555,249               --
Deposits on brewing equipment. . . . . . .        131,278           60,672
                                             ------------       ------------
                                               10,457,901        5,904,302
Accumulated depreciation . . . . . . . . .       (445,020)        (152,989)
                                             ------------       ------------
                                             $ 10,012,881     $  5,751,313
                                             ------------       ------------
                                             ------------       ------------

INCOME TAXES

Deferred tax assets and liabilities are computed based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

NET LOSS PER SHARE

Net loss per share was computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include the effects of options and warrants which are assumed to be exercised or converted into common stock at the beginning of the year. Pursuant to Securities and Exchange Commission rules, shares of stock sold and stock options and warrants granted within one year of the date of the initial public offering have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented, even if the effect is antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate outcomes could differ from those estimates.

2.   DEBT:

NOTES PAYABLE TO SHAREHOLDERS

The aggregate amount of promissory notes to shareholders was $300,000 at December 31, 1995 and was repaid during 1996 with the proceeds from the IPO. There is no outstanding debt to shareholders at December 29, 1996.

LONG-TERM DEBT

Long-term debt consisted of the following as of:


                                                                         December 29,     December 31,
                                                                             1996             1995
                                                                         ------------     ------------
Mortgage note payable to bank, monthly principal payments of
     $5,760 plus interest at 10.2%, remaining balance due on
     October 1, 2000, collateralized by all assets of the Company
     and guaranteed by certain shareholders                             $   1,704,359    $  1,863,480

Note payable to bank, monthly principal payments of $13,333
     plus interest at 10.2%, remaining balance due on October 1,
     2000, collateralized by all assets of the Company and
     guaranteed by certain shareholders                                       613,333         773,333

Bridge loan (see below)                                                             -         500,000

Revolving credit note payable to a partnership with a $750,000
     limit, repaid and cancelled during 1996                                        -         250,000

Notes payable to bank, due in monthly installments through
     1998 and 1999, interest at 10.95% to 13%, collateralized
     by certain equipment                                                      57,479          76,996
                                                                         ------------    ------------
               Total                                                        2,375,171       3,463,809

Less-Original discount                                                              -          18,600
Less-Current maturities                                                       250,780         731,068
                                                                         ------------    ------------
               Long-term debt                                            $  2,124,391    $  2,714,141
                                                                         ------------    ------------
                                                                         ------------    ------------


In December 1995, the Company entered into a bridge loan with a limited partnership which consisted of a $250,000 convertible promissory note (Convertible Note), a $250,000 nonconvertible promissory note (Nonconvertible
Note) and warrants to purchase an aggregate of 62,500 shares of common stock at $3.33 per share expiring in December 2000. During 1996, upon completion of the IPO, the Convertible Note was converted into 75,000 shares common stock, and the Nonconvertible Note was repaid in full.

Maturities of long-term debt as of December 29, 1996 were as follows:

           1997                           $     250,780
           1998                                 249,834
           1999                                 244,228
           2000                               1,630,329
                                          -------------
                                          $   2,375,171
                                          -------------
                                          -------------

3.   INCOME TAXES:

Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation. As of December 29, 1996, the Company's deferred taxes consisted primarily of net operating loss carryforwards, preopening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits. As of December 29, 1996, the Company had net operating loss carryforwards of approximately $700,000.

4.   SHAREHOLDERS' EQUITY:


ORIGINAL ISSUANCES

At the inception and during the development of the Company, 2,500,000 shares of common stock were issued for consideration ranging from $.01 to $2.04 per share.

STOCK SPLIT

On January 19, 1996, the Company declared a 112.50-for-1 stock split which has been retroactively reflected in the accompanying financial statements.

PRIVATE PLACEMENT

During February 1996, the Company sold 60 units in a private placement offering at an offering price of $25,000 per unit. Each unit consisted of
(i) 2,500 shares of common stock at $4.95 per share, (ii) a $12,500 principal amount promissory note bearing interest at 10%, unsecured, repaid upon the completion of the IPO, and (iii) warrants to purchase 2,500 shares of common stock at an exercise price of $5.00 per share expiring in February 2001. The Company received net proceeds of $1,265,000 after the payment of $235,000 in related offering costs. The net proceeds were used to pay off certain debt and purchase brewery equipment and was used for working capital purposes.

INITIAL PUBLIC OFFERING

During June 1996, the Securities and Exchange Commission declared effective a Registration Statement relating to the IPO of 2,550,000 units at an offering price of $5.00 per unit, including 100,000 units from the exercise of the underwriters' overallotment option. Each unit consisted of one share of common stock and one Redeemable Class A Warrant. The Company received net proceeds of $10,984,853, after the payment of $426,717 in related offering costs. The net proceeds were used to repay the Nonconvertible Note (see Note
2), and the private placement debt and the remaining proceeds are being used to fund operating losses and to finance a portion of the construction on two new locations in Grand Rapids and Auburn Hills, Michigan.

UNDERWRITERS WARRANT

In connection with its IPO in June 1996, the Company issued a warrant to the underwriters to purchase 245,000 shares of common stock at $6.00 per share. The warrant becomes exercisable in June 1997 and is exercisable until June 2000.

5.   STOCK OPTION PLANS

During January 1996, the Company adopted the 1996 Stock Option Plan (the
Plan), pursuant to which options to acquire an aggregate of 300,000 shares of the Company's common stock may be granted. Under the Plan, the board of directors may grant options to purchase shares of the Company's stock to eligible employees, nonemployees and contractors at a price not less than 100% of the fair market value at the time of the grant for both incentive and nonstatutory stock options. Options granted under the Plan vest annually over four years from date of grant and are exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company's outstanding voting stock.

During January 1996, the Company adopted the 1996 Director Stock Option Plan (the Director's Plan) pursuant to which options to acquire an aggregate of 100,000 shares of the Company's common stock may be granted to outside directors. Under the Director's Plan, 5,000 options will automatically be granted to each outside director upon an IPO, and thereafter 5,000 options will be granted annually for each year of continued service by the outside director. Each option is granted at fair market value on the date of grant and is exercisable for a period of ten years commencing one year after the date of grant.

A summary of the status of the Company's two stock option plans at December 29, 1996 and changes during the year then ended is presented in the table and narrative below:

                                                                  Weighted
                                                                   Average
                                                                  Extended
                                                         Shares     Price
                                                        --------  --------
     Granted                                             200,000     4.41
     Exercised, forfeited and expired                          -        -
                                                        --------

     Outstanding, end of year                            200,000     4.41
                                                        --------
                                                        --------

     Exercisable, end of year                             35,000     4.13
                                                        --------
                                                        --------

     Weighted average fair value of options granted     $   2.63
                                                        --------
                                                        --------

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts for the year ended December 29, 1996:

  Net Loss                   As Reported               $(703,592)
                             Pro Forma                  (788,602)
  Primary EPS                As Reported                   (0.17)
                             Pro Forma                     (0.19)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: risk-free interest rate of 6.39 to 7.06%; no expected dividend yields; expected lives of 5 years; and expected volatility of 60.73%.

6.   LEGAL PROCEEDINGS:

The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of the Company.

7.   RELATED-PARTY TRANSACTIONS:

PURCHASES OF PROPERTY AND SERVICES

The general contractor hired to construct the Brewery building was a company owned by a director/shareholder. During 1995, this director/shareholder received shares of common stock in exchange for a $250,000 reduction of the payable due by the Company. The total amount of property and services purchased from this company during 1996 was $75,172, of which $30,972 remained unpaid as of December 29, 1996.

SHAREHOLDER GUARANTEES

Certain director/shareholders have guaranteed a substantial portion of the Company's long-term debt (see Note 2).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:


NAME                       AGE     POSITION(S)
----                       ---     -----------
William F. Rolinski        49      Chief Executive Officer, President and
                                   Director

Gary J. Hewett             35      Executive Vice President and Chief
                                   Operating Officer

Anthony P. Dombrowski      36      Chief Financial Officer and Treasurer

Blair A. Murphy, M.D.      43      Director

Henry T. Siwecki           53      Director

Casimer I. Zaremba         76      Director

     William F. Rolinski is a founder of the Company and has been the Chief Executive Officer, President and a director since its formation in 1993. From 1987 to 1994, Mr. Rolinski was the founder, secretary and Corporate Counsel of Ward Lake Energy, Inc. ("Ward Lake"), an independent producer of natural gas in Michigan. While Mr. Rolinski was at Ward Lake, the company drilled and produced over 500 natural gas wells with combined reserves of over $200 million.

     Gary J. Hewett became the Chief Operating Officer and Executive Vice President of the Company in April 1996. From 1989 to March 1996, he served in various capacities at Hooters of America, Inc., a national restaurant chain, including Vice President of Franchise Operations in which Mr. Hewett was responsible for the operational support of 84 franchised restaurants and Vice President of Company Operations where he was responsible for the operation of 28 company-owned restaurants. Mr. Hewett's responsibilities at Hooters included supervision of site selection, restaurant design and layout, training and new restaurant openings. From 1986 to 1989, Mr. Hewett was employed by the Marriott Corporation as a restaurant general manager.

     Anthony P. Dombrowski became the Chief Financial Officer of the Company in May 1996. He acted as a consultant to the Company, in the capacity of Chief Financial Officer, from January 1996 to May 1996. For the past two years, Mr. Dombrowski has operated his own financial and consulting business. Mr. Dombrowski began his career with Price Waterhouse LLP in 1982. From 1989 to 1995, Mr. Dombrowski was the Chief Financial Officer of Ward Lake.

     Blair A. Murphy, M.D. is a founder of the Company and has been a director since its formation in 1993. Dr. Murphy has been a urological surgeon since 1990 and is presently a self-employed physician.

     Henry T. Siwecki has been a director since August 1995. For more than the last five years, Mr. Siwecki has been the sole owner and president of Siwecki Construction, Inc., a commercial and residential contractor.

     Casimer I. Zaremba is a founder of the Company and has been a director since its formation in 1993. Mr. Zaremba has been a private investor for more than the past five years.

     Messrs. Murphy, Siwecki and Zaremba (the Company's non-employee directors) receive options pursuant to the 1996 Director Stock Option Plan. Management members of the Board receive no compensation as Board members. Board members are paid their expenses, if any, which are incurred solely to participate in meetings of the Board or Board committees.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Such officers, directors and shareholders are required by the Commission to furnish the Company with copies of all such reports.

     To the Company's knowledge, based solely on a review of copies of reports filed with the Commission during 1996, all applicable Section 16(a) filing requirements were complied with, except that one report on Form 5 setting forth the automatic grant of a stock option for 5,000 shares to Casimer I. Zaremba pursuant to the Company's 1996 Director Stock Option Plan was not filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000, and for all executive officers as a group, for services rendered to the Company during the fiscal years ended December 29, 1996, December 31, 1995 and December 31, 1994. The Company has no formalized employment agreements with its executive officers.

                           SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION      LONG-TERM COMPENSATION AWARDS
                                      ---------------------    -------------------------------
                                                                     SHARES OF COMMON STOCK
NAME AND PRINCIPAL POSITION           YEAR         SALARY              UNDERLYING OPTIONS
-------------------------------       ----        --------     -------------------------------

William F. Rolinski                   1996        $134,038                      --
  Chief Executive Officer             1995(1)       34,000                      --
                                      1994              --                      --

Gary J. Hewett                        1996(2)     $101,445                  55,000
  Executive Vice President and        1995              --                      --
  Chief Operating Officer             1994              --                      --

Anthony P. Dombrowski(3)              1996(3)     $112,516                  33,000
  Chief Financial Officer and         1995          15,300                      --
  Treasurer                           1994              --                      --


---------------
(1)  Prior to May 26, 1995, Mr. Rolinski was not paid for his services.
(2)  Mr. Hewett's employment with the Company began on April 1, 1996.
(3)  Mr. Dombrowski's employment with the Company began on May 1, 1996.

     The following tables summarize stock option grants and option exercises during the fiscal year ended December 29, 1996 to or by the executive officers set forth below and certain other information relative to such options.

                           Number of
                           Securities     Percent of Total
                           Underlying     Options Granted     Exercise or
                            Options       to Employees in     Base Price     Expiration
Name                       Granted          Fiscal Year       ($/share)(1)      Date
---------------------     -----------     ---------------     ------------   ----------

Gary J. Hewett             55,000(2)           31.4%              (3)            (4)

Anthony P. Dombrowski      33,000(5)           18.9%              (6)            (7)


---------------
(1) Fair market value per share on the date of grant, in accordance with the Company's 1996 Stock Option Plan.
(2) The options reported consist of one option for 50,000 shares and one option for 5,000 shares. Subject to approval by the shareholders at the Annual Meeting, the option for 50,000 shares becomes cumulatively exercisable with respect to 25% of the shares on each of the first four anniversaries of the grant date and the option for 5,000 shares became exercisable upon grant.
(3) The option for 50,000 shares has an exercise price of $4.50 per share and the option for 5,000 shares has an exercise price of $3.00 per share.

(4) The option for 50,000 shares expires on June 13, 2006 and the option for 5,000 shares expires on December 16, 2006.
(5) The options reported consist of one option for 30,000 shares and one option for 3,000 shares. Subject to approval by the shareholders at the Annual Meeting, the option for 30,000 shares becomes cumulatively exercisable with respect to 25% of the shares on each of the first four anniversaries of the grant date and the option for 3,000 shares became exercisable upon grant.
(6) The option for 30,000 shares has an exercise price of $4.50 per share and the option for 3,000 shares has an exercise price of $3.00 per share.
(7) The option for 30,000 shares expires on June 13, 2006 and the option for 3,000 shares expires on December 16, 2006.

   AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL YEAR END OPTION VALUES



                                                          Number of Securities          Value of Unexercised
                                                         Underlying Unexercised         In-the-Money Options
                            Shares                    Options at Fiscal Year End        at Fiscal Year End(1)
                          Acquired on       Value     -----------------------------   --------------------------
Name                       Exercise       Realized     Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------    -------------   -----------  -------------  --------------  -----------   -------------

Gary J. Hewett                 --             --          5,000           50,000          --             --

Anthony P. Dombrowski          --             --          3,000           30,000          --             --


-----------------------
(1) Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information as of March 3, 1997, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, nominee for director, and executive officer named in the "Summary Compensation Table" above and (iii) the directors and executive officers as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                                        Shares        Percent
                                                     Beneficially       of
                                                        Owned(1)       Class
                                                     ------------     -------
Perkins Capital Management, Inc.(2)(3) . . . . . . .    737,400         13.4
William F. Rolinski(4) . . . . . . . . . . . . . . .    840,008         15.9
Casimer I. Zaremba(4)(5)(6). . . . . . . . . . . . .    680,007         12.9
Dr. Blair A. Murphy(4)(5). . . . . . . . . . . . . .    640,007         12.1
The Perkins Opportunity Fund(2)(7) . . . . . . . . .    600,000         10.8
Henry T. Siwecki(4)(5)(8). . . . . . . . . . . . . .    141,989          2.7
Gary J. Hewett(9). . . . . . . . . . . . . . . . . .      5,000            *
Anthony P. Dombrowski(9) . . . . . . . . . . . . . .      3,000            *
All Directors and Executive Officers as a
   Group (6 persons)(8)(10). . . . . . . . . . . . .  2,310,011         43.6

---------------
*    Represents less than one percent.
(1) Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.
(2) The address of Perkins Capital Management, Inc. ("PCM") and The Perkins Opportunity Fund ("POF") is 730 East Lake Street, Wayzata, Minnesota 55391. PCM has (i) the sole power to vote and the sole power to dispose of 300,000 shares of Common Stock owned by POF and (ii) sole power to dispose of 300,000 shares of Common Stock subject to currently exercisable warrants owned by POF. PCM disclaims beneficial ownership of the securities listed as beneficially owned by POF.
(3) Includes (i) 492,400 shares of Common Stock owned by the clients of PCM, and (ii) 245,000 shares of Common Stock subject to currently exercisable warrants owned by the clients of PCM. Excludes: (i) 300,000 shares of Common Stock owned by POF, and (ii) 300,000 shares of Common Stock subject to currently exercisable warrants owned by POF.
(4) Substantially all of the shares beneficially owned by Messrs. Rolinski, Zaremba, Murphy and Siwecki are subject to a three-year escrow agreement with Norwest Bank Minnesota, National Association, the Company and the Commissioner of Commerce for the State of Minnesota dated June 7, 1996.
(5) Includes 5,000 shares of Common Stock subject to currently exercisable options.
(6) Beneficial ownership of 450,005 of these shares is shared with Walter Zaremba, Casimer Zaremba's brother.
(7) Includes 300,000 shares of Common Stock subject to currently exercisable warrants. Ownership of ten percent or more of the outstanding stock of the Comapny requires the prior approval of the Michigan Liquor Control Commission. As a result, the warrants held by POF cannot be exercised in their entirety without such approval.
(8) Includes 6,000 shares of Common Stock subject to currently exercisable warrants.
(9) Represents shares of Common Stock subject to currently exercisable options.
(10) Includes 23,000 shares of Common Stock subject to currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Siwecki Construction, Inc. served as the general contractor of the Company's first microbrewery/restaurant known as Big Buck Brewery & Steakhouse in Gaylord, Michigan, adjoining I-75 approximately 200 miles north of Detroit. Siwecki Construction, Inc. is wholly-owned by Henry T. Siwecki. The Company purchased $3.4 million of general contractor services from Siwecki Construction, Inc. for the Gaylord Brewery. Upon completion of the construction of the Gaylord Brewery, the Company and Siwecki Construction, Inc. agreed that $250,000 of the amounts which the Company owed Siwecki Construction, Inc. would be satisfied by the issuance of 125,000 shares of Common Stock. This reflected a valuation of $2.00 per share which was greater than two times the book value of the Common Stock at that time. Subsequent to both the completion of the construction of the Gaylord Brewery and the negotiation and issuance of the 125,000 shares of Common Stock, Mr. Siwecki became a director of the Company. The Company may employ Siwecki Construction, Inc. as general contractor for construction of future Big Buck Brewery & Steakhouses. The Company believes the terms of its transactions with Siwecki Construction, Inc. with respect to the Gaylord Brewery were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

     Zaremba Equipment, Inc. provided certain equipment to the Company for use at the Gaylord Brewery. Zaremba Equipment, Inc. is owned by Walter Zaremba, a founding shareholder and former director of the Company. The Company purchased an aggregate of $71,780 of equipment, including a dump truck, five trailers, and maintenance equipment, from Zaremba Equipment, Inc. for the Gaylord Brewery between August and September 1995. The Company believes the terms of its transactions with Zaremba Equipment, Inc. with respect to the Gaylord Brewery were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

     The Company issued a promissory note for $250,000, with annual interest thereon at nine percent, to Casimer I. Zaremba on March 17, 1995 which was due and payable on May 17, 1995. A portion of the proceeds of the Pre-Bridge Financing was used to repay $50,000 borrowed thereunder. On April 10, 1996, the Company and Casimer I. Zaremba agreed to replace such promissory note with a new promissory note for $175,000, with annual interest thereon at nine percent (9%), to Casimer I. Zaremba. A portion of the proceeds of the Bridge Financing was used to repay $50,000 borrowed thereunder. The Company also used a portion of the proceeds of the Offering to fully retire this promissory note. The Company believes the terms of its transactions with Casimer I. Zaremba with respect to the Gaylord Brewery were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

     The Company entered into a $750,000 revolving credit facility with Gornick Holdings Ltd. Partnership. Prior to the Pre-Offering Financings, the Company had borrowed $250,000 under this credit facility. Messrs. Rolinski, Murphy, Zaremba and Siwecki, shareholders of the Company, guaranteed repayment of this facility. A portion of the proceeds of the Pre-Offering Financings was used to repay the $250,000 borrowed thereunder. The revolving credit facility was terminated by the Company on April 1, 1996.

     The Company has entered into a loan agreement with NBD Bank for three separate loan facilities which aggregate $3.0 million. Messrs. Rolinski, Murphy and Zaremba, each a director of the Company, have personally guaranteed repayment of all amounts under this loan agreement. Messrs. Rolinski, Murphy and Zaremba do not intend to personally guarantee future obligations of the Company.

     The Company and its affiliates will only engage in other material transactions with promoters if the transactions are (i) on terms no less favorable to the Company or its affiliates than those that are generally available from unaffiliated third parties and (ii) ratified by a majority of independent outside members of the Company's Board who do not have an interest in the transactions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1  Restated Articles of Incorporation+

          3.2  Amended and Restated Bylaws+

          4.1  Specimen Form of the Company's Common Stock Certificate+

          4.2 Form of Warrant Agreement (including Form of Redeemable Class A Warrant)+

          4.3 Form of Subscription and Investment Representation Agreement, dated December 1995, between the Company and Pyramid Partners, LP (including Form of Convertible Secured Promissory Note, Form of Non-Convertible Secured Promissory Note and Form of Warrant)+

        10.1   1996 Stock Option Plan+

        10.2   1996 Director Stock Option Plan+

        10.3 Loan Agreement dated July 28, 1995, by and among the Company, William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer
               I. Zaremba and NBD Bank+

        10.4 Escrow Agreement dated June 7, 1996, by and among the Company, William F. Rolinski, Dr. Blair A. Murphy, Casimer I. Zaremba, Henry T. Siwecki, Norwest Bank Minnesota, National Association, and the Commissioner of Commerce for the State of Minnesota

        11     Computation of Net Loss Per Share

        24     Power of Attorney (included on signature page to Form 10-KSB)

        27     Financial Data Schedule

          -------------------
          + Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on April 15, 1996, Registration No. 333-3548.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan on March 28, 1997.


                                       MICHIGAN BREWERY, INC.


                                       By  /s/ William F. Rolinski
                                           ---------------------------------
                                       William F. Rolinski
                                       President and Chief Executive Officer
                                       (principal executive officer)


                                POWER OF ATTORNEY

     KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints William F. Rolinski and Anthony P. Dombrowski as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

           SIGNATURE                        TITLE                         DATE

  /s/ William F. Rolinski
----------------------------  President, Chief Executive Officer  March 28, 1997
      William F. Rolinski     and Director (Principal Executive
                              Officer)

  /s/ Anthony P. Dombrowksi
----------------------------  Chief Financial Officer (Principal  March 28, 1997
      Anthony P. Dombrowski   Accounting Officer and Principal
                              Financial Officer)

  /s/ Blair A. Murphy
----------------------------  Director                            March 28, 1997
      Blair A. Murphy

  /s/ Henry T. Siwecki
----------------------------  Director                            March 28, 1997
      Henry T. Siwecki


----------------------------  Director
      Casimer I. Zaremba

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------
 3.1        Restated Articles of Incorporation+

 3.2        Amended and Restated Bylaws+

 4.1        Specimen Form of the Company's Common Stock Certificate+

 4.2        Form of Warrant Agreement (including Form of Redeemable Class A
            Warrant)+

 4.3 Form of Subscription and Investment Representation Agreement, dated December 1995, between the Company and Pyramid Partners, LP (including Form of Convertible Secured Promissory Note, Form of Non-Convertible Secured Promissory Note and Form of Warrant)+

 10.1       1996 Stock Option Plan+

 10.2       1996 Director Stock Option Plan+

 10.3 Loan Agreement dated July 28, 1995, by and among the Company, William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I. Zaremba and NBD Bank+

 10.4 Escrow Agreement dated June 7, 1996, by and among the Company, William F. Rolinski, Dr. Blair A. Murphy, Casimer I. Zaremba, Henry T. Siwecki, Norwest Bank Minnesota, National Association, and the Commissioner of Commerce for the State of Minnesota

 11         Computation of Net Loss Per Share

 24         Power of Attorney (included on signature page to Form 10-KSB)

 27         Financial Data Schedule

-------------------------
 + Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on April 15, 1996, Registration No. 333-3548.