Form 10QSB
period 1997-03-30
MICHIGAN BREWERY INC
filed 1997-05-09
CIK 1009652

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB


(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE
     SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended March 30, 1997

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

                         Commission file number 0-20845

                             MICHIGAN BREWERY, INC.
             (Exact name of Registrant as specified in its charter)

               Michigan                           38-3196031
     (State of other jurisdiction of            (IRS Employer
     incorporation or organization)           Identification No.)


                           550 SOUTH WISCONSIN STREET
                            GAYLORD, MICHIGAN  49735
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

                                       Yes   X    No
                                           ----       ----

     As of May 9, 1997, there were outstanding 5,275,000 shares of common stock, $.01 par value, of the registrant.

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I . . . . FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . .     1

     ITEM 1.   Financial Statements

                    Balance Sheets as of March 30, 1997
                    and December 29, 1996   . . . . . . . . . . . . . .     1

                    Statements of Operations for the three months
                    ended March 30, 1997 and for the three months
                    ended March 31, 1996  . . . . . . . . . . . . . . .     2

                    Statements of Cash Flows for the three months
                    ended March 30, 1997 and for the three months
                    ended March 31, 1996  . . . . . . . . . . . . . . .     3


                    Notes to Financial Statements . . . . . . . . . . .     4

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . . . .     5

PART II. . . . OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .     9

     ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . .     9

     ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     9

                                    PART I
                                    ------

ITEM 1. Financial Statements


                             MICHIGAN BREWERY, INC.

                                 BALANCE SHEETS


                                                 MARCH 30,       DECEMBER 29,
          ASSETS                                      1997              1996
                                                      ----              ----
                                                 (UNAUDITED)
CURRENT ASSETS:
     Cash                                       $    26,395      $    28,468
     Short-term investments                       2,200,000        4,910,000
     Inventories                                    205,899          155,785
     Prepaids and other                             167,563          150,151
                                                    -------          -------
          Total current assets                    2,599,857        5,244,404
PROPERTY AND EQUIPMENT, net                      12,755,095       10,012,881
OTHER ASSETS, net                                    57,096           74,408
                                                     ------           ------
                                                $15,412,048      $15,331,693
                                                 ----------       ----------
                                                 ----------       ----------


          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                           $   768,277      $   286,871
     Accrued expenses                               149,328          132,299
     Current maturities of long-term debt           251,412          250,780
                                                    -------          -------
          Total current liabilities               1,169,017          669,950
LONG-TERM DEBT, less current maturities           2,060,865        2,124,391
                                                  ---------        ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 10,000,000
      shares authorized; 5,275,000 shares
      issued and outstanding                         52,750           52,750
     Warrants                                        26,150           26,150
     Class A warrants                               127,500          127,500
     Additional paid-in capital                  13,034,544       13,034,544
     Accumulated deficit                         (1,058,778)        (703,592)
                                                 ----------         --------
          Total shareholders' equity             12,182,166       12,537,352
                                                 ----------       ----------
                                                $15,412,048      $15,331,693
                                                 ----------       ----------
                                                 ----------       ----------



    The accompanying notes are an integral part of these balance sheets.

                             MICHIGAN BREWERY, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                    THREE MONTHS
                                                       ENDED
                                          --------------------------------
                                          MARCH 30, 1997    MARCH 31, 1996
                                          --------------    --------------

REVENUE:
     Restaurant sales                        $1,029,745       $807,591
     Wholesale beer and gift shop sales          87,007         83,118
                                                 ------         ------
           TOTAL REVENUE                      1,116,751        890,709
                                              ---------        -------

COSTS AND EXPENSES:
     Cost of Sales                              364,621        354,255
     Restaurant salaries and benefits           322,543        278,578
     Operating expenses                         315,923        318,830
     Depreciation and amortization               96,916        106,652
                                                 ------        -------
           TOTAL COSTS AND EXPENSES           1,100,003      1,058,315
                                              ---------     ----------

     Restaurant Operating Income ( Loss)         16,748       (167,606)


     General and Administrative expenses        360,916        137,210
                                                -------        -------

LOSS FROM OPERATIONS                           (344,168)      (304,816)

     Interest expense                            58,941         85,569
     Interest income                            (47,923)        (2,942)
                                                -------         ------
NET LOSS                                      ($355,186)     ($387,443)
                                              ---------      ---------
                                              ---------      ---------

NET LOSS PER COMMON SHARE                        ($0.07)        ($0.13)
                                                 ------         ------
                                                 ------         ------

WEIGHTED AVERAGE SHARES OUTSTANDING           5,275,000      2,879,345
                                              ---------      ---------
                                              ---------      ---------




   The accompanying notes are an integral part of these financial statements.

                             MICHIGAN BREWERY, INC.

                             STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                                            THREE MONTHS
                                                                               ENDED
                                                                  --------------------------------
                                                                  MARCH 30, 1997    MARCH 31, 1996
                                                                  --------------    --------------

OPERATING ACTIVITIES:
  Net loss                                                            ($355,186)       ($387,443)
  Adjustments to reconcile net loss to cash
   flows used in operating activities-
      Depreciation and amortization                                      96,916          106,652
      Change in operating assets and liabilities:
        Inventories                                                     (50,114)          49,061
        Prepaids and other                                              (17,412)         (14,309)
        Accounts payable                                                481,406         (292,400)
        Accrued expenses                                                 17,029            1,377
                                                                         ------            -----

          Net cash provided by (used in) operating activities           172,639         (537,062)
                                                                        -------         --------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net                           (2,828,678)        (139,756)
  Proceeds from sale of short-term investments                        2,710,000                0
                                                                     ----------         --------
           Net cash used in investing activities                       (111,818)        (155,371)
                                                                       --------         --------

FINANCING ACTIVITIES:
  Payments on line-of-credit borrowings                                       0         (215,000)
  Payments on debt to shareholders                                            0         (100,000)
  Proceeds from long-term debt                                                0          750,000
  Payments on long-term debt                                            (62,894)        (316,562)
  Proceeds from issuance of common stock                                      0          617,537
  Proceeds from issuance of warrants                                          0            7,500
  Payment of financing costs                                                  0         (303,480)
                                                                        -------         --------

          Net cash provided by (used in) financing activities           (62,894)         439,995
                                                                        -------          -------

INCREASE (DECREASE) IN CASH                                              (2,073)        (248,859)

CASH, beginning of period                                                28,468          339,062
                                                                         ------          -------

CASH, end of period                                                     $26,395          $90,203
                                                                         ------           ------
                                                                         ------           ------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                         $62,304          $89,000
  Income taxes paid


The accompanying notes are an integral part of these financial statements.

                             MICHIGAN BREWERY, INC.

                          Notes to Financial Statements
                                 March 30, 1997

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

     The unaudited balance sheet as of March 30, 1997 and the unaudited statements of operations for the three months ended March 30, 1997 and March 31, 1996 and the unaudited statement of cash flows for the three months ended March 30, 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 28, 1997. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Form 10-KSB for the year ended December 29, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 29, 1996 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 29, 1996.

(2) On June 13, 1996, the Securities and Exchange Commission declared effective a Registration Statement on Form SB-2 relating to the initial public offering of 2,450,000 units, each unit consisting of one share of common stock and one redeemable Class A warrant. Following the effective date of the Registration Statement, the Company issued 2,450,000 units at $5.00 per unit and the Company received net proceeds of $11.0 million on June 18, 1996. The financial statements reflect the effect of this offering net of transaction related expenses.

     On July 25, 1996, the underwriters exercised a portion of their overallotment option and the Company issued 100,000 additional units at $5.00 per unit. The Company received net proceeds of $447,500 on July 30, 1996.

(3) As of March 30, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $1.1 million. These net operating loss carryforwards expire in the year 2012. Because of the lack of profitability, a full valuation allowance has been recorded against the net deferred tax asset.

(4) The Company will adopt in fiscal year ending December 28, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS
     No. 128), which was issued in February 1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similar to primary EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

(5) The Company opened its second microbrewery/restaurant on March 17, 1997, in Grand Rapids, Michigan, and is continuing construction on its third location in Auburn Hills, Michigan, which is scheduled to open in the fall of 1997.

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


This discussion and analysis contains certain forward-looking terminology such as "believes", "anticipates", "expects", and "intends", or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein.

OVERVIEW

The Company was capitalized in 1994 to develop, own and operate microbrewery/restaurants with the name Big Buck Brewery & Steakhouse (Big Buck Breweries). Until May 1995 when the Gaylord Brewery opened, the Company had no operations or revenues and its activities were devoted solely to development.

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

The Company closed on the purchase of the Grand Rapids Brewery site on December 2, 1996 for $1.4 million. The site includes an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids Brewery opened on March 17, 1997.

On August 29, 1996, the Company purchased a 6.1 acre site on Opdyke Road in Auburn Hills, Michigan for $2.65 million. The site is just off of Interstate 75 at exit 79. The new facility will encompass 26,372 square feet including brewery, bar and restaurant. Seating capacity in the restaurant and bar will be just under 650. Construction began in late December 1996 after receiving final approval from the city of Auburn Hills. The Company anticipates opening this Brewery during the third quarter of 1997.

QUARTERS ENDED MARCH 30, 1997 AND MARCH 31, 1996

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:

                                                       THREE          THREE
                                                      MONTHS         MONTHS
                                                       ENDED          ENDED
                                                   MARCH 30,       MARCH 31,
                                                        1997           1996
                                                        ----           ----

REVENUE:
     Restaurant sales                                  92.2%          90.7%
     Wholesale beer and gift shop sales                 7.8%           9.3%
                                                        ----           ----

          Total revenue                               100.0%         100.0%
                                                      ------         ------
                                                      ------         ------

COST AND EXPENSES:
     Cost of sales                                     32.7%          39.8%
     Restaurant salaries and benefits                  28.9%          31.3%
     Operating expenses                                28.3%          35.8%
     Depreciation and amortization                      8.7%          12.0%
                                                        ----          -----
          Total costs and expenses                     98.6%         118.9%
                                                       -----         ------

     Restaurant Operating Income (Loss)                 1.4%         (18.9%)

     General and Administrative expenses               32.3%          15.4%
                                                       -----          -----

LOSS FROM OPERATIONS                                  (30.9%)        (34.3%)

     Interest expense                                   5.3%           9.6%
     Interest income                                   (4.3%)         (0.3%)
                                                       -----          -----

NET INCOME (LOSS)                                     (31.9%)        (43.6%)
                                                      ------         ------
                                                      ------         ------


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 30, 1997 AND MARCH 31, 1996

REVENUES

Revenues increased $226,042 to $1,116,751 in the quarter ended March 30, 1997 from $890,709 in the quarter ended March 31, 1996. The increase in revenues is primarily attributable to the opening of the Grand Rapids Brewery on March 17, 1997, which had revenues for the two weeks it was open of $161,049. The Gaylord Brewery's revenue was up 7.3% in the first quarter of 1997 compared to the first quarter of 1996.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased $10,366 to $364,621 in the first quarter of 1997 from the first quarter of 1996. As a percentage of revenues, cost of sales decreased to 32.7% in the first quarter of 1997 from 39.8% for the first quarter of 1996. The decrease was the result of menu pricing, operating efficiencies, effective purchasing and improved kitchen management.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased $43,965 to $322,543 in the first quarter of 1997 compared to the first quarter in 1996. This increase was due to the additional labor required to support increased operations. As a percentage of revenues, restaurant salaries and benefits decreased to 28.9% in the first quarter of 1997 compared to 31.3% for the same period in 1996. The decreases were due to improvements in training and scheduling.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs decreased $2,907 to $315,923 in the first quarter of 1997 compared to the first quarter of 1996. As a percentage of revenues, operating expenses decreased to 28.3% in the first quarter of 1997 as compared to 35.8% for the same period in 1996. These decreases were due to improved management and operating controls.

GENERAL AND ADMINISTRATIVE EXPENSES

Administrative and development expenses increased $223,706 to $360,916 in the first quarter of 1997 compared to the first quarter of 1996. As a percentage of revenues, such expenses increased to 32.3% in the first quarter of 1997 compared to 15.4% for the same period in 1996. The increases in these expenses were the result of hiring additional senior corporate management and additional professional fees associated with being a publicly held company. As the Company opens additional Breweries, these expenses as a percentage of revenues are expected to decrease.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses decreased $9,736 to $96,916 in the first quarter of 1997 compared to the first quarter of 1996. As a percentage of revenues these expenses decreased to 8.7% in the first quarter of 1997 from 12.0% for the same period in 1996. The decreases in these expenses were the result of the full amortization of costs related to the bridge financing which took place in early 1996. The amortization of pre-opening costs began in March 1997 for the Grand Rapids Brewery in the amount of $6,876. The Company amortizes pre-opening costs for new restaurants over a twelve-month period commencing upon the opening of a new restaurant.

INTEREST EXPENSE/INTEREST INCOME

Interest expense decreased $26,628 to $58,941 in the first quarter of 1997 compared to first quarter of 1996. As a percentage of revenues interest expense decreased to 5.3% in the first quarter of 1997 from 9.6% for the same period in 1996. The decreases are due to the fact the pre-bridge and bridge financing were paid off during 1996 with the proceeds of the Company's initial public offering.

Interest income increased $44,981 to $47,923 in the first quarter of 1997 compared to $2,942 for the first quarter of 1996. The increase in interest income is due to the investing of the remaining proceeds from the Company's initial public offering completed in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $172,639 in cash for the three months ended March 30, 1997 and used $537,062 in cash for the three months ended March 31, 1996 from operating activities. As of March 30, 1997, the Company had working capital of $1.4 million. The Company expects that it will use a significant portion of its capital resources to fund new Brewery development and construction. Since inception, the Company's principal capital requirements have been the funding of (i) the Company and the Big Buck Brewery format and (ii) the construction of the Gaylord and Grand Rapids Breweries and the acquisition of furniture, fixtures and equipment for such Breweries. Total capital expenditures for the Gaylord and Grand Rapids Breweries were approximately $5.8 million and $3.1 million, respectively.

The Company used $173,000 in cash from investing activities during the first quarter ending March 30, 1997. Of this amount, the Company generated $2.7 million in cash from the sale of short-term investments and used $2.8 million in cash for the payment of construction and equipment costs for the Grand Rapids and Auburn Hills Breweries.

In July 1995, the Company secured a $1.9 million mortgage on the Gaylord Brewery's land and building and a $800,000 equipment loan. These notes are subject to monthly payments of principal and interest at 10.2% per annum and are payable in full by October 1, 2000. These notes are collateralized by all assets of the Company and are guaranteed by certain shareholders.

The Company opened the Grand Rapids Brewery on March 17, 1997. The cost of the land, building, remodeling, equipment, furniture and fixtures was approximately $3.1 million. On April 11, 1997, the Company completed the sale and leaseback of the Grand Rapids land and building. The Company anticipates it will develop and open the Auburn Hills Brewery and one additional Big Buck Brewery during 1997. The Auburn Hills Brewery is estimated to cost approximately $8.4 million. As of March 30, 1997, $4.0 million had been spent on land, construction and equipment deposits for the Auburn Hills Brewery. The remaining Brewery scheduled to be opened in 1997 is anticipated to be a leased facility with an approximate cost between $1.3 and $1.5 million for equipment and leasehold improvements.

The Company intends to obtain real estate financing for $4.0 million of the cost of developing and opening the new Breweries, which may include a sale and leaseback of the Auburn Hills site. The Company believes that the remaining net proceeds of the initial public offering, together with such financing would be sufficient to finance these expansion plans, depending on the definitive locations, site conditions, construction costs and size and types of Breweries built. There are no assurances that a sale and leaseback or any other real estate financing will be available on terms acceptable or favorable to the Company, or at all. Without such additional financing, the Company's development plans will be slower than planned or even unachievable.

                           PART II - OTHER INFORMATION

ITEM 5.   Other Information

     On April 11, 1997, the Company sold the Grand Rapids site, including all improvements thereto, to an unrelated third party pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, the Company leases the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. The lease may be extended at the option of the Company for two additional five-year terms. In addition to the annual base rent, the Company is obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year. In the event that such annual gross sales do not exceed $2.9 million for any two consecutive years during the lease term, the Company is obligated to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. The Company has the option to purchase the property from the lessor after the seventh full lease year for $1.4 million, plus $70,000 for each lease year on a pro rata basis. The lessor has the option to require the Company to purchase the property after the seventh full lease year at the same price.

     The lessor may terminate the lease in the event of a default which is not cured within the applicable grace period. A default is defined as (i) the Company's failure to make a rental payment within 30 days after receipt of written notice that a payment is past due or (ii) the Company's failure to perform its obligations under the lease (other than rent payments) within 30 days after written notice of a curable violation, provided, however that if such default cannot be cured within the 30-day period, a default will be deemed to have occurred only if the Company has failed to commence a cure within such 30-day period.

ITEM 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               Exhibit 10.1  - Real Estate Purchase and Leaseback Agreement
                               between Eyde Brothers Development Co., Landlord, and Michigan Brewery, Inc., Tenant

               Exhibit 10.2  - Lease Agreement between Eyde Brothers Development
                               Co., Landlord, and Michigan Brewery, Inc., Tenant

               Exhibit 11    - Computation of Net Loss Per Common Share

               Exhibit 27    - Financial Data Schedule

          b.   Reports on Form 8-K

               None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICHIGAN BREWERY, INC.



Date: May 9, 1997                       By:  /s/ Anthony P. Dombrowski
                                             -----------------------------
                                             Anthony P. Dombrowski
                                             Chief Financial Officer and
                                             Treasurer

                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
     10.1           Real Estate Purchase and Leaseback Agreement
                    between Eyde Brothers Development Co., Landlord, and Michigan Brewery, Inc., Tenant

     10.2 Lease Agreement between Eyde Brothers Development Co., Landlord, and Michigan Brewery, Inc., Tenant

     11             Computation of Net Loss Per Common Share

     27             Financial Data Schedule