Form 10QSB
period 1997-06-29
MICHIGAN BREWERY INC
filed 1997-08-12
CIK 1009652

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT
    1934

              For the quarterly period ended June 29, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

    Yes   X            No
        -----             -----

    As of August 8, 1997, there were outstanding 5,275,000 shares of common stock, $.01 par value, of the registrant.

                                  TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

PART I   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .     1

   ITEM 1.  Financial Statements

            Balance Sheets as of June 29, 1997 and December 29, 1996 . .     1

            Statements of Operations for the three months ended June 29,
            1997 and June 30, 1996 and for the six months ended June 29,
            1997 and June 30, 1996 . . . . . . . . . . . . . . . . . . .     2

            Statements of Cash Flows for the three months ended June 29,
            1997 and June 30, 1996 . . . . . . . . . . . . . . . . . . .     3

            Notes to Financial Statements  . . . . . . . . . . . . . . .     4

   ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . .     5

PART II  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .     9

   ITEM 4.  Submission of Matters to a Vote of Security Holders. . . . .     9

   ITEM 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .    10

   ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    10

                                    PART I

ITEM 1.  Financial Statements


                            MICHIGAN BREWERY, INC.

                                BALANCE SHEETS



                                                                 JUNE 29,       DECEMBER 29,
                                                                   1997             1996
                                                                -----------    -----------
ASSETS                                                          (UNAUDITED)
                                                                $15,981,442    $15,331,693
CURRENT ASSETS:
  Cash                                                          $    69,428    $    28,468
  Short-term investments                                          1,200,000      4,910,000
  Inventories                                                       206,579        155,785
  Prepaids and other                                                208,047        150,151
                                                                -----------    -----------
           Total current assets                                   1,684,054      5,244,404
PROPERTY AND EQUIPMENT, net                                      14,229,090     10,012,881
OTHER ASSETS, net                                                    68,298         74,408
                                                                -----------    -----------
                                                                $15,981,442    $15,331,693
                                                                -----------    -----------
                                                                -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                      $   112,429    $   286,871
  Accrued expenses                                                  295,164        132,299
  Current maturities of long-term debt                              250,946        250,780
                                                                -----------    -----------
           Total current liabilities                                658,539        669,950
LONG-TERM DEBT, less current maturities                           3,398,699      2,124,391
                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares authorized;
   5,275,000 shares issued and outstanding                           52,750         52,750
  Warrants                                                           26,150         26,150
  Class A warrants                                                  127,500        127,500
  Additional paid-in capital                                     13,034,544     13,034,544
  Accumulated deficit                                            (1,316,740)      (703,592)
                                                                -----------    -----------
           Total shareholders' equity                            11,924,204     12,537,352
                                                                -----------    -----------
                                                                $15,981,442    $15,331,693
                                                                -----------    -----------
                                                                -----------    -----------


     The accompanying notes are an integral part of these balance sheets.

                            MICHIGAN BREWERY, INC.

                           STATEMENTS OF OPERATIONS

                                (UNAUDITED)


                                                      THREE           THREE             SIX               SIX
                                                     MONTHS          MONTHS            MONTHS            MONTHS
                                                      ENDED           ENDED             ENDED             ENDED
                                                     JUNE 29,        JUNE 30,          JUNE 29,          JUNE 30,
                                                      1997             1996              1997              1996
                                                 ------------     ------------      ------------      ------------
REVENUE:
  Restaurant sales                               $  1,648,012     $    944,817      $  2,677,757      $  1,773,769
  Wholesale beer and gift shop sales                  127,589          107,191           214,596           168,728
                                                 ------------     ------------      ------------      ------------
     Total revenue                                  1,775,601        1,052,008         2,892,353         1,942,497
                                                 ------------     ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of Sales                                       614,392          374,023           979,013           728,279
  Restaurant salaries and benefits                    504,663          316,927           827,206           595,466
  Operating expenses                                  369,830          261,282           685,753           583,185
  Depreciation and amortization                       129,179          141,495           226,095           248,147
                                                 ------------     ------------      ------------      ------------
      Total costs and expenses                      1,618,064        1,093,727         2,718,067         2,155,077
                                                 ------------     ------------      ------------      ------------

  Restaurant operating Income (Loss)                  157,537          (41,719)          174,286          (212,580)

  General and Administrative expenses                 350,758          194,182           711,674           331,391

LOSS FROM OPERATIONS                                 (193,221)        (235,901)         (537,388)         (543,971)

  Interest expense                                    (91,442)        (125,668)         (150,383)         (211,237)
                                                 ------------     ------------      ------------      ------------
  Interest income                                      29,800           19,574            77,723            24,736
  Loss on Sale of Property                             (3,100)                            (3,100)
                                                 ------------     ------------      ------------      ------------
NET INCOME (LOSS)                               ($    257,963)   ($    341,995)    ($    613,148)    ($    730,472)
                                                 ------------     ------------      ------------      ------------

NET LOSS PER COMMON SHARE                              ($0.05)          ($0.11)           ($0.12)           ($0.26)
                                                 ------------     ------------      ------------      ------------

WEIGHTED AVERAGE
SHARES OUTSTANDING                                  5,275,000        3,010,714         5,275,000         2,791,325
                                                 ------------     ------------      ------------      ------------


     The accompanying notes are an integral part of these financial statements.

                            MICHIGAN BREWERY, INC.

                           STATEMENT OF CASH FLOWS



                                                                   SIX MONTHS     SIX MONTHS
                                                                     ENDED          ENDED
                                                                    JUNE 29,       JUNE 30,
                                                                      1997           1996
                                                                  ----------    -----------
OPERATING ACTIVITIES:
  Net loss                                                         ($613,148)     ($730,472)
  Adjustments to reconcile net loss to cash flows used in
    operating activities-
      Depreciation and amortization                                  229,195        251,726
      Loss on sale of property                                         3,100
      Change in operating assets and liabilities:
        Inventories                                                  (50,794)        36,789
        Prepaids and other                                           (86,444)      (127,623)
        Accounts payable                                            (174,442)      (187,852)
        Accrued expenses                                             162,865         57,027
        Other                                                              0        (45,701)
                                                                  ----------    -----------

          Net cash used in operating activities                     (532,768)      (746,106)

INVESTING ACTIVITIES:
  Purchases of property and equipment, net                        (4,410,746)      (244,900)
                                                                  ----------    -----------

          Net cash used in investing activities                   (4,410,746)      (244,900)

FINANCING ACTIVITIES:
  Proceeds from sale of short-term investments                     3,710,000              0
  Payments on line-of-credit borrowings                                    0       (325,000)
  Net proceeds from initial public offering of units                       0     10,963,750
  Payments on debt to shareholders                                         0       (300,000)
  Proceeds from long-term debt                                     1,400,000        750,000
  Payments on long-term debt                                        (125,526)      (605,473)
  Proceeds from issuance of common stock                                   0        617,537
  Proceeds from issuance of warrants                                       0          7,500
  Payment of deferred financing costs                                      0       (147,802)
  Payment of public offering costs                                         0       (409,294)
                                                                  ----------    -----------

     Net cash provided by financing activities                     4,984,474     10,551,218
                                                                  ----------    -----------

INCREASE IN CASH                                                      40,960      9,560,212

CASH , beginning of period                                            28,468        339,062
                                                                  ----------    -----------

CASH, end of period                                               $   69,428    $ 9,899,274
                                                                  ----------    -----------
                                                                  ----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $  151,639    $   205,526
  Income taxes paid                                                        0              0

NONCASH TRANSACTION:
  Conversion of debt to common stock                                            $   250,000


     The accompanying notes are an integral part of these financial statements.

                            MICHIGAN BREWERY, INC.

                         Notes to Financial Statements
                                 June 29, 1997

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

    The unaudited balance sheet as of June 29, 1997 and the unaudited statements of operations for the three and the six months ended June 29, 1997 and the unaudited statement of cash flows for the six months ended June 29, 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 28, 1997. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Form 10-KSB for the year ended December 29, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 29, 1996 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report and Form 10-KSB.

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

(3) As of June 29, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $1.4 million. These net operating loss carryforwards expire in the year 2012. Because of the lack of profitability, a full valuation allowance has been recorded against the net deferred tax asset.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "expects," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. Please refer to the Company's Current Report on Form 8-K, filed on May 28, 1997, for additional factors known to the Company that may cause actual results to vary.

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

The Company completed the sale and leaseback of the Grand Rapids land and building on April 11, 1997 to an unrelated third party for $1.4 million.

QUARTERS ENDED JUNE 29, 1997 AND JUNE 30, 1996

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:


                                                     Three      Three       Six         Six
                                                     Months     Months     Months      Months
                                                     Ended      Ended      Ended       Ended
                                                    June 29,   June 29,   June 30,    June 30,
                                                      1997       1996       1997        1996
                                                    --------   --------   --------    --------
REVENUE:
  Restaurant sales                                    92.8%      89.8%      92.6%       91.3%
  Wholesale beer and gift shop sales                   7.2%      10.2%       7.4%        8.7%
                                                       ----      -----       ----        ----

         Total revenue                               100.0%     100.0%     100.0%      100.0%

COST AND EXPENSES:
  Cost of sales                                       34.6%      35.6%      33.8%       37.5%
  Restaurant salaries and benefits                    28.4%      30.1%      28.6%       30.7%
  Operating expenses                                  20.8%      24.8%      23.7%       30.0%
  Depreciation and amortization                        7.3%      13.4%       7.8%       12.8%
                                                       ----      -----       ----       -----
         Total costs and expenses                     91.1%     103.9%      94.0%      111.0%

  Restaurant Operating Income (Loss)                   8.9%      -4.0%       6.0%      -10.9%

  General and Administrative expense                  19.8%      18.5%      24.6%       17.1%
                                                      -----      -----      -----       -----

LOSS FROM OPERATIONS                                 -10.9%     -22.4%     -18.6%      -28.0%

  Interest expense                                     5.1%      11.9%       5.2%       10.9%
  Interest income                                     -1.7%      -1.9%      -2.7%       -1.3%
  Loss on Sale of Property                             0.2%       0.0%       0.1%        0.0%
                                                       ----       ----       ----        ----

NET INCOME (LOSS)                                    -14.5%     -32.5%     -21.2%      -37.6%
                                                     ------     ------     ------      ------
                                                     ------     ------     ------      ------


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 29, 1997 AND JUNE 30, 1996

REVENUES

Revenues increased $723,593 to $1,775,601 in the quarter ended June 29, 1997 from $1,052,008 in the quarter ended June 30, 1996. For the six months ended June 29, 1997, revenues increased $949,856 to $2,892,353 from $1,942,497 for the comparable period in 1996. This increase is attributable to the opening of the Grand Rapids Brewery on March 17, 1997.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased $240,369 to $614,392 in the second quarter of 1997 from the second quarter of 1996 and increased $250,734 to $979,013 for the six months ended June 29, 1997, compared to the same period in 1996. As a percentage of revenues, cost of sales decreased to 34.6% in the second quarter of 1997 from 35.6% for the second quarter of 1996 and decreased to 33.8% for the six months ended June 29, 1997 from 37.5% for the comparable period in 1996. The percentage decreases are the result of effective purchasing, menu pricing and improved kitchen management.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased $187,736 to $504,663 in the second quarter of 1997 compared to the second quarter in 1996 and increased $231,740 to $827,206 for the six months ended June 29, 1997 compared to the same period in 1996. As a percentage of revenues, restaurant salaries and benefits decreased to 28.4% in the second quarter of 1997 compared to 30.1% in 1996, and decreased to 28.6% for the six months ended June 29, 1997 compared to 30.7% for the comparable period in 1996. These decreases are due to more experienced staff, improved scheduling and a reduction in workers' compensation insurance premiums.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased $108,548 to $369,830 in the second quarter of 1997 compared to the second quarter of 1996, and increased $102,568 to $685,753 for the six months ended June 29, 1997 from the comparable period in 1996. As a percentage of revenues, operating expenses decreased to 20.8% in the second quarter of 1997 from 24.8% for the second quarter in 1996, and decreased to 23.7% for the six months ended June 29, 1997 from 30.0% for the same period in 1996. These decreases are due to a continued emphasis on cost controls, improved management and a reduction in insurance premiums.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $156,576 to $350,758 in the second quarter of 1997 compared to the second quarter in 1996, and increased $380,283 to $711,674 for the six months ended June 29, 1997 compared to the same period in 1996. As a percentage of revenues, these expenses have increased to 19.8% in the second quarter of 1997 from 18.5% for the same quarter of 1996, and increased to 24.6% for the six months ended June 29, 1997 from 17.1% for the comparable period in 1996. The increased expenses reflect the additional corporate overhead associated with personnel additions in training, marketing and senior management hired to execute the Company's development plans. As additional Breweries are opened by the Company these expenses as a percentage of revenues are expected to decrease.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses decreased $12,316 to $129,179 in the second quarter of 1997 compared to the second quarter of 1996, and decreased $22,052 to $226,095 for the six months ended June 29, 1997 compared to the same period in 1996. As a percentage of revenues, these expenses decreased to 7.3% in the second quarter of 1997 from 13.4% for the same quarter in 1996 and decreased to 7.8% for the six months ended June 29, 1997 from 12.8% for the comparable period in 1996. The decreases in these expenses are the result of full amortization in 1996 of financing costs related to the bridge financing which took place in early 1996. The amount of this decrease in amortization more than offset the increase in pre-opening costs and depreciation from the opening of the Grand Rapids Brewery.

INTEREST EXPENSES/INTEREST INCOME

Interest expense decreased $34,226 to $91,442 in the second quarter of 1997 compared to second quarter of 1996, and decreased $60,854 to $150,383 for the period ended June 29, 1997 compared to the same period in 1996. As a percentage of revenues interest expense decreased to 5.1% in the second quarter of 1997 from 11.9% for the same period in 1996, and decreased to 5.2% for the six months ending June 29, 1997 from 10.9% for the comparable period in 1996. The decreases are due to the fact that the pre-bridge and bridge financings were paid off during 1996 with the proceeds of the Company's initial public offering.

Interest income increased $10,226 to $29,800 in the second quarter of 1997 compared to $19,574 for the second quarter of 1996, and increased $52,987 to $77,723 for the six months ended June 29, 1997 compared to $24,736 for the same period in 1996. The increase in interest income is due to the additional time during which the remaining proceeds from the Company's initial public offering were invested.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $532,768 in cash for the six months ended June 29, 1997, and used $746,106 in cash for the six months ended June 30, 1996, for operating activities. At June 29, 1997, the Company had working capital of $1.0 million. The Company expects that it will use a significant portion of its capital resources to fund new Brewery development and construction. Since inception, the Company's principal capital requirements have been the funding of (i) the Company and the Big Buck Brewery format and (ii) the construction of the Gaylord and Grand Rapids Breweries and the acquisition of its furniture, fixtures and equipment for such Breweries. Total capital expenditures for the Gaylord and the Grand Rapids Breweries were approximately $5.8 million and $3.2 million, respectively.

The Company generated approximately $5.0 million in cash from the financing activities as a result of the sales of short term investments and proceeds from the sale and leaseback of the Grand Rapids land and building during the six months ended June 29, 1997. The Company used approximately $4.4 million in cash for construction and equipment costs at the Grand Rapids and Auburn Hills Breweries during the first two quarters of 1997.

In July 1995, the Company secured a $1.9 million mortgage on the Gaylord Brewery's land and building and a $800,000 equipment loan. These notes are subject to monthly payments of principal and interest at 10.2% per annum and are payable in full by October 1,2000. These notes are collateralized by all assets of the Company and are guaranteed by certain shareholders.

The Company opened the Grand Rapids Brewery on March 17, 1997. The cost of the land, building, remodeling, equipment and furniture and fixtures were approximately $3.2 million. On April 11, 1997, the Company completed the sale and leaseback of the Grand Rapids land and building. The Company anticipates it will develop and open the Auburn Hills Brewery and one additional Big Buck Brewery during the remainder of 1997. The Auburn Hills Brewery is estimated to cost approximately $8.8 million when completed, including land. As of June 29, 1997, $5.5 million had been spent on land, construction and equipment deposits for the Auburn Hills Brewery. The remaining Brewery to be opened in 1997 is anticipated to be a leased facility and is expected to cost between $1.3 and $1.5 million for equipment and leasehold improvements.

The Company has obtained real estate financing for a range from $3.0 million to $4.0 million of the cost of developing and opening the new Breweries pursuant to a sale and leaseback of the Auburn Hills site. The exact amount of such financing will be determined when final construction is completed at the Auburn Hills Brewery. While the Company continues to seek additional sources of financing for future Breweries, the Company believes that the remaining net proceeds of the initial public offering, together with financing pursuant to the Auburn Hills sale/leaseback, will be sufficient to finance the Company's 1997 expansion plans, depending on the definitive locations, site conditions, construction costs and size and types of Breweries built. There are no assurances that any additional financing will be available on terms acceptable or favorable to the Company, or at all. Without such additional financing, the Company's development plans will be slower than planned or even unachievable.

                                       PART II

ITEM 4.  Submission of Matters to a Vote of Security Holders

         a.   The Annual Meeting of Shareholders was held on June 4, 1997.

         b.   The following directors were elected at the Annual Meeting of
              Shareholders:

                   William F. Rolinski
                   Blair A. Murphy
                   Henry T. Siwecki
                   Casimer I. Zaremba

         c. Five proposals were submitted for shareholder approval, all of which passed with voting results as follows:

              (1) To elect four directors for the ensuing year and until their successors shall be elected and duly qualified.

                                                   For       Withhold
                                                   ---       --------

                   William F. Rolinski          3,615,354     17,852
                   Blair A. Murphy              3,620,354     12,852
                   Henry T. Siwecki             3,620,354     12,852
                   Casimer I. Zaremba           3,610,004     23,202

              (2) To consider and vote upon the amendment to the Restated Articles of Incorporation of the Company to change the name of the Company to Big Buck Brewery & Steakhouse, Inc.


                   For:     3,625,010     Against:      1,345
                   Abstain:     6,851     Non-Votes:        0

              (3) To consider and vote upon the amendment to the Restated Articles of Incorporation of the Company to increase the Company's authorized capital stock from 10,000,000 to 20,000,000 shares.

                   For:     3,541,216     Against:     68,955
                   Abstain:    16,350     Non-Votes:    5,675

              (4) To consider and vote upon the amendments to the Company's 1996 Stock Option Plan which, among other things, increase the number of shares reserved thereunder for issuance of stock options from 300,000 to 600,000 shares.

                   For:     3,096,650     Against:     89,071
                   Abstain:    18,839     Non-Votes:  428,646

              (5) To ratify and approve the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 28, 1997.

                   For:     3,618,263     Against:      6,100
                   Abstain:     8,843     Non-Votes:        0

         d.   Not applicable.

ITEM 5.  Other Information

On August 1, 1997, the Company entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site, including all improvements thereto, to an unrelated third party, Michael G. Eyde. The agreement provides for financing at one of three possible levels ranging from $3.0 to $4.0 million. Such price (the "Purchase Price") will be determined when final construction of the Auburn Hills Brewery is completed.

The Company plans to lease the Auburn Hills Brewery pursuant to a separate lease agreement which will provide for a minimum annual base rent ranging from $300,000 to $400,000, and a maximum annual base rent ranging from $412,500 to $550,000, depending upon the Purchase Price. The lease will have a 25-year term and the Company will be able to extend such term for two additional ten-year terms. In addition to the annual base rent, the Company will be obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $8.0 million per year. In the event that such annual gross sales do not exceed $8.0 million for any two consecutive years during the lease term, the Company will be obligated to repurchase the Auburn Hills site at the Purchase Price, plus an amount ranging from $150,000 to $200,000 for each lease year on a pro rata basis. The lessor will have the ability to require that the Company issue Common Stock (valued at $5.00 per share) in payment of such repurchase price. The Company will have the option to purchase the property from the lessor after the seventh full lease year at the Purchase Price, plus an amount ranging from $150,000 to $200,000 for each lease year on a pro rata basis. Independent of annual gross sales, the lessor will have the option to require the Company to purchase the property before the third full lease year at the same price.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              10 Real Estate Purchase and Leaseback Agreement by and between Michael G. Eyde, Landlord, and Michigan Brewery, Inc., Tenant, dated August 1, 1997.

              11        Computation of Net Loss Per Common Share

              27        Financial Data Schedule

         b.   Reports on Form 8-K

              The following report on Form 8-K was filed during the quarter ended June 29, 1997:

                   Current Report on Form 8-K, filed on May 28, 1997, relating to the safe harbor for forward-looking statements.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICHIGAN BREWERY, INC.

Date: August 12, 1997                  By /s/  Anthony P. Dombrowski
                                         ----------------------------
                                              Anthony P. Dombrowski
                                             Chief Financial Officer

                                    EXHIBIT INDEX

Exhibit Number               Description
--------------               -----------
    10 Real Estate Purchase and Leaseback Agreement by and between Michael G. Eyde, Landlord, and Michigan Brewery, Inc., Tenant, dated August 1, 1997.

    11        Computation of Net Loss Per Common Share

    27        Financial Data Schedule