Form 10QSB
period 1997-09-28
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1997-11-12
CIK 1009652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               _________________

                                  FORM 10-QSB



/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997



/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



                        COMMISSION FILE NUMBER  0-20845


                        BIG BUCK BREWERY & STEAKHOUSE, INC.
               (Exact Name of Registrant as Specified in Its Charter)

               MICHIGAN                               38-3196031
      (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)


                           550 SOUTH WISCONSIN STREET
                            GAYLORD, MICHIGAN  49735
                                 (517) 731-0401
               (Address of Principal Executive Offices and Registrant's
                     telephone number, including Area Code)

                               MICHIGAN BREWERY, INC.
                                    (Former Name)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X    No     .
          ---      ---

     As of November 11, 1997, there were outstanding 5,285,000 shares of common stock, $.01 par value, of the registrant.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PAGE

PART I    FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .1

     ITEM 1.   Financial Statements

               Balance Sheets as of September 28, 1997 and
               December 29, 1996 . . . . . . . . . . . . . . . . . . . . . . .1

               Statements of Operations for the three months
               ended September 28, 1997 and September 29,
               1996 and for the nine months ended September 28,
               1997 and September 29, 1996 . . . . . . . . . . . . . . . . . .2

               Statements of Cash Flows for the nine months
               ended September 28, 1997 and September 29, 1996 . . . . . . . .3

               Notes to Financial Statements . . . . . . . . . . . . . . . . .4

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . .6

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .10

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .10

                                     PART I

ITEM 1.  Financial Statements

                      BIG BUCK BREWERY & STEAKHOUSE, INC.

                                 BALANCE SHEETS

                                                 September 28,  December 29,
                                                     1997          1996
                                                -------------   ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash                                        $   532,023    $    28,468
     Short-term investments                                0      4,910,000
     Inventories                                     269,047        155,785
     Prepaids and other                            2,176,123        150,151
                                                 -----------    -----------
          Total current assets                     2,977,193      5,244,404
PROPERTY AND EQUIPMENT, net                       18,243,550     10,012,881
OTHER ASSETS, net                                     87,141         74,408
                                                 -----------    -----------
                                                 $21,307,884    $15,331,693
                                                 -----------    -----------
                                                 -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $ 1,605,483    $   286,871
     Accrued expenses                                386,866        132,299
     Current maturities of long-term debt            251,369        250,780
                                                 -----------    -----------
          Total current liabilities                2,243,718        669,950
LONG-TERM DEBT, less current maturities            7,335,885      2,124,391
                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 10,000,000
       shares authorized; 5,275,000 shares
       issued and outstanding                         52,750         52,750
     Warrants                                         26,150         26,150
     Class A warrants                                127,500        127,500
     Additional paid-in capital                   13,034,544     13,034,544
     Accumulated deficit                          (1,512,663)      (703,592)
                                                 -----------    -----------
          Total shareholders' equity            $ 11,728,281   $ 12,537,352
                                                 -----------    -----------
                                                 -----------    -----------

                                                $ 21,307,884   $ 15,331,693
                                                 -----------    -----------
                                                 -----------    -----------

      The accompanying notes are an integral part of these balance sheets.

                      BIG BUCK BREWERY & STEAKHOUSE, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                        Three          Three          Nine            Nine
                                                        Months         Months         Months          Months
                                                        Ended          Ended          Ended           Ended
                                                     September 28,  September 29,  September 28,  September 29,
                                                         1997           1996           1997           1996
                                                     -------------  -------------  -------------  -------------
REVENUE:
     Restaurant sales                                  $1,987,086     $1,361,226     $4,664,842     $3,134,995
     Wholesale beer and gift shop sales                   175,513        179,703        390,108        348,431
                                                       ----------     ----------     ----------     ----------
       Total revenue                                    2,162,599      1,540,929      5,054,950      3,483,426
                                                       ----------     ----------     ----------     ----------
COSTS AND EXPENSES:
     Cost of sales                                        746,588        556,601      1,725,603      1,284,880
     Restaurant salaries and benefits                     533,744        369,923      1,360,972        965,389
     Operating expenses                                   419,350        271,083      1,105,045        854,268
     Depreciation and amortization                        131,695        108,413        357,791        356,560
                                                       ----------     ----------     ----------     ----------
       Total costs and expenses                         1,831,377      1,306,020      4,549,411      3,461,097
                                                       ----------     ----------     ----------     ----------
         Restaurant operating income                      331,222        234,909        505,539         22,329

     General and administrative expenses                  457,292        273,474      1,178,961        604,865
                                                       ----------     ----------     ----------     ----------
     Loss from operations                                (126,070)       (38,565)      (673,422)      (582,536)

OTHER INCOME (EXPENSE):
     Interest expense                                     (81,938)       (66,427)      (232,320)      (277,664)
     Interest income and other                             12,026        112,576         96,770        137,312
                                                       ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                      $(195,982)     $    7,584     $ (809,072)    $ (722,888)
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

NET LOSS PER COMMON SHARE                                  ($0.04)         $0.00         ($0.15)        ($0.20)
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

WEIGHTED AVERAGE
SHARES OUTSTANDING                                      5,275,000      5,248,626      5,275,000      3,663,095
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

      The accompanying notes are an integral part of these financial statements.

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                               STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended  Nine Months Ended
                                                                     September 28,     September 29,
                                                                          1997              1996
                                                                   ----------------  -----------------
OPERATING ACTIVITIES:
  Net loss                                                            $ (809,072)        $ (722,888)
  Adjustments to reconcile net loss to cash flows used in
    operating activities-
      Depreciation and amortization                                      357,791            356,560
      Change in operating assets and liabilities:
        Inventories                                                     (113,262)           (12,231)
        Prepaids and other                                            (2,173,862)          (128,208)
        Accounts payable                                               1,318,612           (535,193)
        Accrued expenses                                                 259,567            (76,410)
                                                                      ----------        -----------

         Net cash used in operating activities                        (1,160,226)        (1,118,370)
                                                                      ----------        -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net                            (8,458,360)        (2,978,540)
                                                                      ----------        -----------
FINANCING ACTIVITIES:
  Proceeds from sale of short-term investments                         4,910,000                  0
  Payments on line-of-credit borrowings                                        0           (325,000)
  Net proceeds from sale of securities                                         0         11,588,366
  Payments on debt to shareholders                                             0           (300,000)
  Proceeds from long-term debt                                         5,400,000            750,000
  Payments on long-term debt                                            (187,859)        (1,417,655)
  Payment of deferred financing costs                                          0           (147,802)
                                                                      ----------        -----------

         Net cash provided by financing activities                    10,122,141         10,147,909
                                                                      ----------        -----------
INCREASE IN CASH                                                         503,555          6,050,999

CASH, beginning of period                                                 28,468            339,062
                                                                      ----------        -----------

CASH, end of period                                                   $  532,023        $ 6,390,061
                                                                      ----------        -----------
                                                                      ----------        -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                       $  237,036        $   300,658
  Income taxes paid                                                            0                  0

NONCASH TRANSACTION:
     Conversion of debt to common stock                               $        0        $   250,000


      The accompanying notes are an integral part of these financial statements.

                      BIG BUCK BREWERY & STEAKHOUSE, INC.

                         Notes to Financial Statements
                               September 28, 1997

(1) The accompanying financial statements included herein have been prepared by Big Buck Brewery & Steakhouse, Inc. (the Company), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

     The unaudited balance sheet as of September 28, 1997 and the unaudited statements of operations for the three and the nine months ended September 28, 1997 and the unaudited statement of cash flows for the nine months ended September 28, 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 28, 1997. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Form 10-KSB for the fiscal year ended December 29, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 29, 1996 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 29, 1996.

(2) On June 13, 1996, the Securities and Exchange Commission declared effective a Registration Statement on Form SB-2 relating to the initial public offering of 2,450,000 units, each unit consisting of one share of Common Stock and one redeemable Class A Warrant. Following the effective date of the Registration Statement, the Company issued 2,450,000 units at $5.00 per unit and the Company received net proceeds of approximately $11.0 million on June 18, 1996. The financial statements reflect the effect of this offering net of transaction related expenses.

     On July 25, 1996, the underwriters exercised a portion of their overallotment option and the Company issued 100,000 additional units at $5.00 per unit. The Company received net proceeds of $447,500 on July 30, 1996.

(3) As of September 28, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $1.7 million. These net operating loss carryforwards expire in the year 2012. Because of the lack of profitability, a full valuation allowance has been recorded against the net deferred tax asset.

(4) The Company will adopt in the fiscal year ending December 28, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which was issued in February 1997. SFAS No. 128 requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similar to primary EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

(5) The Company opened its second microbrewery/restaurant in March 1997 in Grand Rapids, Michigan. The Company completed the sale and leaseback of the Grand Rapids land and building in April 1997 to an unrelated third party for $1.4 million.

(6) The Company opened its third microbrewery/restaurant in October 1997 in Auburn Hills, Michigan. In August 1997, the Company entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills land to an unrelated third party for $4.0 million. As of September 28, 1997, $2.46 million had been received by the Company pursuant to such agreement.

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

OVERVIEW

The Company was capitalized in 1994 to develop, own and operate microbrewery/restaurants with the name Big Buck Brewery & Steakhouse ("Big Buck Brewery" or "Brewery"). Until May 1995 when the Company opened its first Brewery in Gaylord, Michigan, it had no operations or revenues and its activities were devoted solely to development. In March 1997, the Company opened its second Brewery in Grand Rapids, Michigan. The Grand Rapids Brewery's seating capacity is approximately 250 for the restaurant and bar combined. The brewing and fermenting tanks of this Brewery front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000. In October 1997, the Company opened its third Brewery in Auburn Hills, Michigan, a suburb of Detroit. The Auburn Hills Brewery, which houses a 15-barrel brewing system, encompasses 26,372 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650. This Brewery is accessible to the over 3.2 million Detroit metro area residents.

Future revenues and profits will depend upon various factors, including market acceptance of Big Buck Breweries and general economic conditions. The Company's present sources of revenue are the Gaylord, Grand Rapids and Auburn Hills Breweries. There can be no assurances that the Company will successfully implement its expansion plans, in which case the Company will continue to be dependent on the revenues from the existing Breweries. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

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

The Company completed the sale and leaseback of the Grand Rapids land and building in April 1997 to an unrelated third party for $1.4 million.

In August 1997, the Company entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills land to an unrelated third party for $4.0 million. As of September 28, 1997, $2.46 million had been received by the Company pursuant to such agreement.

QUARTERS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:


                                                Three         Three           Nine          Nine
                                               Months         Months         Months        Months
                                                Ended         Ended          Ended          Ended
                                            September 28,  September 29,  September 28,  September 29,
                                                1997           1996           1997           1996
                                            -------------  -------------  -------------  -------------
REVENUE:
     Restaurant sales                           91.9%           88.3%          92.3%          90.0%
     Wholesale beer and gift shop sales          8.1%           11.7%           7.7%          10.0%
                                               -----           -----          -----          -----
       Total revenue                           100.0%          100.0%         100.0%         100.0%
                                               -----           -----          -----          -----

COSTS AND EXPENSES:
     Cost of Sales                              34.5%           36.1%          34.1%          36.9%
     Restaurant salaries and benefits           24.7%           24.0%          26.9%          27.7%
     Operating expenses                         19.4%           17.6%          21.9%          24.5%
     Depreciation and amortization               6.1%            7.0%           7.1%          10.2%
                                               -----           -----          -----          -----
       Total costs and expenses                 84.7%           84.8%          90.0%          99.4%
                                               -----           -----          -----          -----

     Restaurant operating income                15.3%           15.2%          10.0%           0.6%

     General and administrative expenses        21.1%           17.7%          23.3%          17.4%
                                               -----           -----          -----          -----

LOSS FROM OPERATIONS                            -5.8%           -2.5%         -13.3%         -16.7%

     Non-operations income (expense)
     Interest expense                            3.8%            4.3%           4.6%           8.0%
     Interest income and other                  -0.6%           -7.3%          -1.9%          -3.9%
     Loss on sale of property                    0.0%            0.0%           0.1%           0.0%
                                               -----           -----          -----          -----

NET INCOME (LOSS)                               -9.1%            0.5%         -16.0%         -20.8%
                                               -----           -----          -----          -----
                                               -----           -----          -----          -----

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

REVENUES

Revenues increased $621,670 to $2,162,599 in the quarter ended September 28, 1997 from $1,540,929 in the quarter ended September 29, 1996. For the nine months ended September 28, 1997, revenues increased $1,571,524 to $5,054,950 from $3,483,426 for the comparable period in 1996. This increase is primarily attributable to the opening of the Grand Rapids Brewery on March 17, 1997.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased $189,987 to $746,588 in the third quarter of 1997 from the third quarter of 1996 and increased $440,723 to $1,725,603 for the nine months ended September 28, 1997, compared to the comparable period in 1996. As a percentage of revenues, cost of sales decreased to 34.5% in the third quarter of 1997 from 36.1% for the third quarter of 1996 and decreased to 34.1% for the nine months ended September 28, 1997 from 36.9% for the comparable period in 1996. These percentage decreases are the result of more efficient purchasing, increased menu pricing and improved kitchen management.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased $163,821 to $533,744 in the third quarter of 1997 compared to the third quarter in 1996 and increased $395,583 to $1,360,972 for the nine months ended September 28, 1997 compared to the comparable period in 1996. As a percentage of revenues, restaurant salaries and benefits increased to 24.7% in the third quarter of 1997 compared to 24.0% in the third quarter of 1996. The increase during the quarter is attributable to the March 1997 opening of the Grand Rapids Brewery and the related higher than normal staffing requirements of a new Brewery. Restaurant salaries and benefits decreased to 26.9% for the nine months ended September 28, 1997 compared to 27.7% for the comparable period in 1996. These decreases are due to more efficient staff, improved scheduling and a reduction in workers' compensation insurance premiums.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased $148,267 to $419,350 in the third quarter of 1997 compared to the third quarter of 1996, and increased $250,777 to $1,105,045 for the nine months ended September 28, 1997 compared to the comparable period in 1996. As a percentage of revenues, operating expenses increased to 19.4% in the third quarter of 1997 from 17.6% for the same quarter in 1996, and decreased to 21.9% for the nine months ended September 28, 1997 from 24.5% for the comparable period in 1996. The increase during the third quarter is attributable to the higher operating expenses from the newly opened Grand Rapids Brewery. The decrease for the nine month period is due to a continued emphasis on cost controls, improved management and a reduction in insurance premiums.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $183,818 to $457,292 in the third quarter of 1997 compared to the same quarter of 1996, and increased $574,096 to $1,178,961 for the nine months ended September 28, 1997 compared to the same period in 1996. As a percentage of revenues, these expenses increased to 21.1% in the third quarter of 1997 from 17.7% for the same quarter of 1996, and increased to 23.3% for the nine months ended September 28, 1997 from 17.4% for the comparable period in 1996. The increased expenses reflect additional corporate overhead associated with personnel additions in training, marketing and senior management hired to execute the Company's development plans. As additional Breweries are opened by the Company, these expenses as a percentage of revenues are expected to decrease.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased $23,282 to $131,695 in the third quarter of 1997 compared to the third quarter of 1996, and increased $1,231 to $357,791 for the nine months ended September 28, 1997 compared to the comparable period in 1996. These increases are attributable to additional depreciation and amortization from the newly opened Grand Rapids Brewery. As a percentage of revenues, these expenses decreased to 6.1% in the third quarter of 1997 from 7.0% for the same quarter in 1996 and decreased to 7.1% for the nine months ended September 28, 1997 from 10.2% for the comparable period in 1996. The decreases in these expenses are the result of full amortization in 1996 of financing costs related to the Company's February 1996 bridge financing. The amount of this decrease in amortization more than offset the increase in pre-opening costs and depreciation from the opening of the Grand Rapids Brewery.

INTEREST EXPENSES/INTEREST INCOME

Interest expense increased $15,511 to $81,938 in the third quarter of 1997 compared to the same quarter of 1996, and decreased $45,344 to $232,320 for the period ended September 28, 1997 compared to the comparable period in 1996. As a percentage of revenues, interest expense decreased to 3.8% in the third quarter of 1997 from 4.3% for the same period in 1996, and decreased to 4.6% for the nine months ending September 28, 1997 from 8.0% for the comparable period in 1996. These decreases are due to the fact that the pre-bridge and bridge financings were paid off during 1996 with the proceeds of the Company's initial public offering.

Interest income decreased $100,550 to $12,026 in the third quarter of 1997 compared to $112,576 for the same quarter of 1996, and decreased $37,542 to $99,770 for the nine months ended September 28, 1997 compared to $137,312 for the comparable period in 1996. The decrease in interest income is due to the sale of short-term investments for the construction of the Grand Rapids and Auburn Hills Breweries.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $1.2 million in cash for the nine months ended September 28, 1997, and used $1.1 million in cash for the nine months ended September 29, 1996, for operating activities. At September 28, 1997, the Company had working capital of $734,000. The Company expects that it will use a significant portion of its capital resources to fund new Brewery development and construction. Since inception, the Company's principal capital requirements have been the funding of (i) Company operations and promotion of the Big Buck Brewery format and (ii) the construction of the Gaylord, Grand Rapids and Auburn Hills Breweries and the acquisition of its furniture, fixtures and equipment for such Breweries. Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills Breweries were approximately $5.8 million, $3.2 million and $9.0 million, respectively.

The Company generated approximately $10.1 million in cash from the sale of short term investments and the sale and leaseback of the Grand Rapids land and building and the Auburn Hills land during the nine months ended September 28, 1997. The Company used approximately $8.5 million in cash for construction and equipment costs at the Grand Rapids and Auburn Hills Breweries during the first three quarters of 1997.

In July 1995, the Company obtained an $800,000 equipment loan and a $1.9 million mortgage on the Gaylord Brewery's land and building. The loans require monthly payments of principal and interest at 10.2% per annum and are payable in full by October 1, 2000. The loans are collateralized by certain assets of the Company and are guaranteed by certain shareholders.

The Company purchased an existing structure for the Grand Rapids Brewery, which opened in March 1997. The cost of the land, building, remodeling, equipment and furniture and fixtures for the Grand Rapids Brewery was approximately $3.2 million. In April 1997, the Company completed the sale and leaseback of the Grand Rapids land and building. The total cost of developing, constructing and opening the Auburn Hills Brewery was approximately $9.0 million. In August 1997, the Company entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills land, including all improvements thereto, to an unrelated third party for $4.0 million. The Company plans to develop and open additional Big Buck Breweries and it will need to obtain additional financing to carry out such expansion plans. The amount of financing required for such expansion depends on the definitive locations, site conditions, construction costs and size and type of Breweries to be built. There can be no assurance that financing will be available on terms acceptable or favorable to the Company, or at all. Without such financing, the Company's development plans will be slower than planned or even unachievable.

                                    PART II

ITEM 6  Exhibits and Reports on Form 8-K

     a.   Exhibits

          11   Computation of Net Loss Per Common Share

          27   Financial Data Schedule

     b.   Reports on Form 8-K

          The registrant filed no Current Reports on Form 8-K during the quarter ended September 28, 1997. On October 3, 1997, the registrant filed a Current Report on Form 8-K, relating to (i) the Company filing Restated Articles of Incorporation with the Michigan Department of Commerce, (ii) the opening of a Big Buck Brewery & Steakhouse in Auburn Hills, Michigan and (iii) the Company changing its name from Michigan Brewery, Inc. to Big Buck Brewery & Steakhouse, Inc.

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIG BUCK BREWERY & STEAKHOUSE, INC.

   Date: November 12, 1997             By      /s/ Anthony P. Dombrowski
                                          -------------------------------------
                                                 Anthony P. Dombrowski
                                                Chief Financial Officer

                                    EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
11                  Computation of Net Loss Per Common Share

27                  Financial Data Schedule