Form 10KSB
period 1997-12-28
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1998-03-23
CIK 1009652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                ---------------------

                                     FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-20845

                         BIG BUCK BREWERY & STEAKHOUSE, INC.
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     The issuer's revenues for its most recent fiscal year were $9,096,580.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 9, 1998 was approximately $15,897,066.

     The number of shares of the common stock of the issuer outstanding as of March 9, 1998 was 5,285,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
CAUTIONARY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

     ITEM 1         DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . .8
     ITEM 2         DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . 14
     ITEM 3         LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . 15
     ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . 15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

     ITEM 5         MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                    MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . 16
     ITEM 6         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . 18
     ITEM 7         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . 22
     ITEM 8         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . 34

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

     ITEM 9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  . . . 35
     ITEM 10        EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . 37
     ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . 38
     ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . 39
     ITEM 13        EXHIBITS, LIST AND REPORTS ON FORM 8-K . . . . . . . . . 39

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41
INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

                                 CAUTIONARY STATEMENT

     BIG BUCK BREWERY & STEAKHOUSE, INC. (THE "COMPANY"), OR PERSONS ACTING ON BEHALF OF THE COMPANY, OR OUTSIDE REVIEWERS RETAINED BY THE COMPANY MAKING STATEMENTS ON BEHALF OF THE COMPANY, OR UNDERWRITERS OF THE COMPANY'S SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "LITIGATION REFORM ACT"). THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

     THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

LACK OF PROFITABILITY; LACK OF OPERATING HISTORY

     The Company had a net loss of $1,039,520 during the fiscal year ended December 28, 1997 ("1997") and a net loss of $703,592 during the fiscal year ended December 29, 1996 ("1996"). The Company had working capital of $255,296 at December 28, 1997 and working capital of $4,574,454 at December 29, 1996. The Company has opened Big Buck Brewery & Steakhouses-SM- (each a "Unit") in Gaylord, Michigan (May 1995), Grand Rapids, Michigan (March 1997) and Auburn Hills, Michigan (October 1997). Prior to the opening of the Gaylord Unit, the Company had no operations or revenues. Accordingly, the Company's operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of operating history. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a business. There can be no assurance that future operations of any Unit will be profitable. Future revenues and profits, if any, will depend upon various factors, including the quality of restaurant operations, the acceptance of the Company's beer and general economic conditions. In general, restaurants experience a decline in revenue growth or in actual revenues following a period of excitement which accompanies their opening. There is no assurance that the Company can operate profitably or that it will successfully implement its plans to open additional Units, in which case the Company will continue to depend on the revenues of the Gaylord, Grand Rapids and Auburn Hills Units.

DEVELOPMENT OF FUTURE UNITS; EXPANSION PLAN RISKS

     The total cost of developing, constructing and opening the Gaylord Unit was approximately $5.8 million, including approximately $3.1 million for design and construction, $1.3 million for equipment, furniture and fixtures relating to the restaurant, $1.0 million for brewing and bottling equipment, and $400,000 for land. The Company purchased an existing structure for the Grand Rapids Unit. The total cost of the land, building, remodeling, equipment, furniture and fixtures for the Grand Rapids Unit was approximately $3.2 million. The total cost of developing, constructing and opening the Auburn Hills Unit was approximately $9.7 million. Management believes that each new Unit will be of a building style and size suitable to its location. Accordingly, the Company has not developed a standardized layout.

     The Company plans to develop and open additional Units and it will need to obtain additional financing to carry out such expansion plans. The amount of financing required for such expansion depends on the definitive locations, site conditions, construction costs and size and type of Units to be built. There can be no assurance that financing will be available on terms acceptable or favorable to the Company, or at all. Without such financing, the Company's development plans will be slower than planned or even unachievable.

     Successful expansion of the Company's operations will be largely dependent upon a variety of factors, some of which are currently unknown or beyond the Company's control, including customer acceptance of Big Buck Brewery & Steakhouses and Big Buck Beer-Registered Trademark-; the ability of the Company's management to identify suitable sites and to negotiate purchases of and financing for such sites; timely and economic development and construction of Units; timely approval from local governmental authorities; the hiring of skilled management and other personnel; the ability of the Company's management to apply its policies and procedures to a larger number of Units; the availability of adequate financing; the general ability to successfully manage growth; and the general state of the economy. There can be no assurance that the Company will be able to open new Units.

     The Company's strategy includes operating a brewery at each Unit. Successful operation of separate breweries will require the Company to overcome various organizational challenges such as increasing and maintaining production and establishing and maintaining quality control over numerous geographically separated Units. In attempting to expand beer distribution, the Company will be required to establish and manage relationships with wholesale distributors, retailers and consumers in new markets. The Company is the sole promoter of sales of its beer in new markets. Consumer tastes and preferences may vary from market to market. There can be no assurance that the Company will be successful in entering new markets.

NEED FOR FINANCING

     The Company's ability to execute its business strategy depends on its ability to obtain substantial financing for the development of additional Units. The Company anticipates that future development and expansion will be financed through real estate sales and leasebacks, the public or private sale of equity or debt securities, capital leases and credit facilities. There can be no assurance that any additional funds will be available or that such funds, if available, will be on terms acceptable to the Company or its shareholders. New investors may seek and obtain substantially better terms than those available to investors purchasing shares of Common Stock on the open market and the Company's issuance of securities in the future may result in substantial dilution.

STATE LAWS MAY LIMIT GROWTH

     The Company is licensed under Michigan law as a "microbrewery." A microbrewery in Michigan is limited to the production of not more than 30,000 barrels of beer per year by all breweries owned or controlled by the same person, whether within or outside Michigan. Without a change in current law, the Company will limit its sales of beer off-site so as to reserve its brewing capacity for sales of beer on-site, which provide the Company higher margins, but do not reach the same customer base. There can be no assurance that legislation raising the barrelage ceiling will pass, that any such legislation will pass in a form which would facilitate the Company's expansion plans, or that if such legislation is not passed, the Company will be able to become licensed to brew in excess of 30,000 barrels of beer per year.

RISKS RELATED TO SALE/LEASEBACKS

     In April 1997, the Company sold the Grand Rapids site, including all improvements thereto, to an unrelated third party pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, the Company leases the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. The lease may be extended at the option of the Company for two additional five-year terms. In addition to the annual base rent, the Company is obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year. In the event that such annual gross sales do not exceed $2.9 million for any two consecutive years during the lease term, the Company will be obligated to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. The Company has the option to purchase the property from the lessor after the seventh full lease year for $1.4 million, plus $70,000 for each lease year on a pro rata basis.
The lessor has the option to require the Company to purchase the property after the seventh full lease year at the same price.

     In August 1997, the Company entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site, including all improvements thereto, to an unrelated third party, Michael G. Eyde, for $4.0 million. In connection with this transaction, the Company granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of its Common Stock to Mr. Eyde. The Company leases the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000. The lease has a 25-year term and the Company is able to extend such term for two additional ten-year terms. In addition to the annual base rent, the Company is obligated to pay an annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year. In the event that such annual gross sales do not exceed $8.0 million for any two consecutive years during the lease term, the Company will be obligated to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis. The lessor has the ability to require that the Company issue Common Stock (valued at $5.00 per share) in payment of such repurchase price. The Company has the option to purchase the property from the lessor after the seventh full lease year for $4.0 million, plus $200,000 for each lease year on a pro rata basis. Independent of annual gross sales, the lessor has the option to require the Company to purchase the property before the third full lease year at the same price.

     The Grand Rapids and Auburn Hills lessors may terminate in the event of a default which is not cured within the applicable grace period. A default is defined as (i) the Company's failure to make a rental payment within 30 days after receipt of written notice that a payment is past due or (ii) the Company's failure to perform its obligations under the lease (other than rent payments) within 30 days after written notice of a curable violation, provided, however that if such default cannot be cured within the 30-day period, a default will be deemed to have occurred only if the Company has failed to commence a cure within such 30-day period.

     Annual percentage rent is required whether the Units are profitable or not. In the event that the Company is required to pay annual percentage rent, the funds available to the Company for working capital and development plans will be reduced. In the event that annual percentage rent is not required over two consecutive years, the Company may be forced to repurchase such sites at a premium over their respective sale prices. There can be no assurance that the Company will have sufficient funds to repurchase the Grand Rapids site or the Auburn Hills site. In the event of a default and termination of either lease, the Company would be unable to continue to operate the related Unit, which could have a material adverse impact on the Company's operating results.

COMPETITION; CERTAIN FACTORS AFFECTING THE RESTAURANT AND BREWING INDUSTRIES

     The restaurant industry is highly competitive with respect to price, service, food quality (including taste, freshness, and nutritional value) and location. New restaurants have a high failure rate. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the lack of availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which the Company has no control. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company also competes with a large variety of locally owned restaurants, diners and other establishments that offer moderately priced food to the public and with other microbrewery/restaurants in a highly competitive and developing microbrewery and brewpub restaurant market. Other restaurants and companies could utilize the Big Buck Brewery & Steakhouse format or a related format. There can be no assurance that the Company will be able to respond to various competitive factors affecting the restaurant industry.

     The domestic beer market is highly competitive due to the enormous advertising and marketing expenditures by national and major regional brewers; the continuing proliferation of microbreweries, regional craft breweries, brewpubs and other small craftbrewers; the introduction of fuller-flavored products by certain major national brewers; and a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers. Although domestic demand for craftbrewed beers has increased dramatically over the past decade, there can be no assurance that this demand will continue. The Company anticipates intensifying competition in the craftbrewed and fuller-flavored beer markets. Most of the Company's brewing competitors possess marketing, financial, personnel and other resources substantially greater than those of the Company, and there can be no assurance that the Company will be able to succeed against intensified competition in the craftbrewed and fuller-flavored beer markets.

BREWERY OPERATING HAZARDS

     The Company's brewing operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. The Company's products are not pasteurized. While the Company has never experienced a contamination problem in its products, the occurrence of such a problem could result in a costly product recall and serious damage to the Company's reputation for product quality. The Company's operations are also subject to certain injury and liability risks normally associated with the operation and possible malfunction of brewing and other equipment. Although the Company maintains insurance against certain risks under various general liability and product liability insurance policies, there can be no assurance that the Company's insurance will be adequate.

BEER AND LIQUOR REGULATION

     A significant percentage of the Company's revenue is derived from beer sales. On-site sales of beer accounted for 20.6% of revenues and off-site sales of beer accounted for an additional 3.2% of revenues during 1997. The Company must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where its Units are or will be located. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease the brewing and/or sale of its beer. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Additionally, state liquor laws may prevent or impede the expansion of the Company into certain markets. While the Company has not experienced and does not anticipate any significant problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such required licenses, permits or approvals could delay or prevent the opening of a Unit in a particular area. In addition, changes in legislation, regulations or administrative interpretations of liquor laws after the opening of a Unit in a jurisdiction may prevent or hinder the Company's expansion or operations in that jurisdiction or increase operating costs.

RESTAURANT REGULATION

     The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and to building and zoning requirements. The Company is subject to regulation by air and water pollution control divisions of the Environmental Protection Agency of the United States and by certain states and municipalities in which its Units are or will be located. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements.
Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government mandated health insurance, over which the Company has no control.

     The Company is subject to "dram-shop" laws in Michigan and will be subject to such statutes in other states into which it expands. These laws generally provide someone injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. However, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company.

TAXES; SMALL BREWER'S EXCISE TAX CREDIT

     The federal government currently imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11.00 per barrel on its first 60,000 barrels produced annually. No assurance can be given that the federal government will not reduce or eliminate this credit. To the extent Company-wide production increases to amounts over 60,000 barrels per year, there will be an increase in the average federal excise tax rate of the Company.

     Michigan currently imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan. However, each brewer which is a "microbrewery" under Michigan law (presently with production of not more than 30,000 barrels per year) is granted a microbrewer's excise tax credit in the amount of $2.00 per barrel. To the extent Company-wide production increases to amounts over 30,000 barrels per year, there will be an increase in the average Michigan excise tax rate of the Company.

     Other states and municipalities into which the Company may expand also impose excise or other taxes or special charges on alcoholic beverages in varying amounts, which amounts are subject to change. It is possible that in the future the rate of excise taxation could be increased by either the federal or state governments, or both. Increased excise taxes on alcoholic beverages have been considered by the United States Congress as an additional source of tax revenue in connection with various proposals and could be included in future legislation. Future increases in excise taxes on alcoholic beverages, if enacted, could adversely affect the Company.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

     The Company's future success will depend in large part upon the continued service of its key management personnel including William F. Rolinski, Gary J. Hewett and Anthony P. Dombrowski. Given the Company's limited operating history, the Company is dependent on its ability to identify, hire, train and motivate qualified personnel necessary to enable it to continue operations. The Company does not have key person life insurance policies on any of its
employees.   The departure of key employees could have a material adverse effect on the Company's business. The Company's success will also be dependent upon its ability to attract and retain qualified people, including additional management personnel. No assurance can be given that the Company's current employees will continue to work for the Company or that the Company will be able to obtain the services of additional personnel necessary for the Company's growth. To date, the Company has not entered into any employment agreements with its personnel.

NO ASSURANCE AS TO LIQUIDITY ON THE NASDAQ SMALLCAP MARKET

     The Company's Common Stock, Class A Warrants and units (each consisting of one share of Common Stock and one Class A Warrant) are currently listed on the Nasdaq SmallCap Market. There can be no assurance that an active public market will develop or be sustained for the Company's securities. In addition, if the Company's securities do not continue to trade on the Nasdaq SmallCap Market, the securities would become subject to certain rules of the Securities and Exchange Commission (the "Commission") relating to "penny stocks." Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market.

POSSIBLE REDEMPTION OF WARRANTS

     The Class A Warrants are subject to redemption at any time by the Company at $0.01 per warrant, on 30 days prior written notice, if the high closing bid price of the Common Stock exceeds $9.00 per share (subject to adjustment) for 20 consecutive trading days. If the Class A Warrants are redeemed, warrantholders will lose their right to exercise the Class A Warrants except during such 30-day redemption period. Redemption of the Class A Warrants could force the holders to exercise the Class A Warrants at a time when it may be disadvantageous for the holders to do so or to sell the Class A Warrants at the then market price or accept the redemption price of $0.01 per warrant.

CONTROL BY MANAGEMENT

     As of March 1, 1998, the current officers and directors of the Company beneficially owned approximately 43.9% of the outstanding Common Stock. Assuming the exercise of all Class A Warrants, the current officers and directors of the Company would have beneficially owned approximately 29.8% of the outstanding Common Stock. Accordingly, such persons can exert substantial influence over the composition of the Company's Board of Directors and generally direct the affairs of the Company and may have the power to control the outcome of shareholder approvals of business acquisitions, mergers and combinations and other actions.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's sales and earnings are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest earnings will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. In addition, quarterly results in the future are likely to be substantially affected by the timing of new Unit openings. Because of the seasonality of the Company's business and the impact of new Unit openings, results for any quarter are not necessarily indicative of the results for a full fiscal year.

MICHIGAN ANTI-TAKEOVER LAWS

     The Company is subject to Michigan statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of Common Stock which may hinder or delay a change in control of the Company.

VOLATILITY OF MARKET PRICE OF COMMON STOCK

     The market price of the Company's Common Stock has been subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or its competitors, conditions in the economy in general or in the brewing industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the brewing industry. During 1997, the Company's Common Stock ranged from a high of $7.25 on October 22, 1997, to a low of $1.75 on March 24, 1997. There can be no assurance that purchasers of shares of Common Stock will be able to sell their shares at or above the prices at which they were purchased.

IMPACT OF SALE OF SECURITIES; SECURITIES ELIGIBLE FOR FUTURE SALE

     The Company had 5,285,000 shares of Common Stock outstanding as of March 1, 1998, and had warrants and stock options outstanding to purchase an additional 3,578,500 shares of Common Stock, exercisable at prices ranging from $2.00 to $8.00 per share. The sale of shares of Common Stock which may become eligible for sale in the public market from time to time upon the exercise of warrants and stock options could have the effect of depressing the market price of the Company's Common Stock.

ABSENCE OF DIVIDENDS

     The Company has never declared or paid cash dividends on its Common Stock and does not intend to declare or pay cash dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The declaration or payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by the Company of dividends is also subject to the terms of the Company's credit facility with its bank.

                                        PART I

ITEM 1    DESCRIPTION OF BUSINESS

OVERVIEW

     The business of Big Buck Brewery & Steakhouse, Inc. is to develop, own and operate microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." In May 1995, the Company opened its first Unit in Gaylord, Michigan, adjoining I-75 approximately 200 miles north of Detroit. In March 1997, the Company opened its second Unit in Grand Rapids, Michigan, and in October 1997, the Company opened its third Unit in Auburn Hills, Michigan, a suburb of Detroit.

     Big Buck Brewery & Steakhouses offer casual dining featuring moderately priced steaks, ribs, chicken and other food and a distinctive selection of beers which are microbrewed on-site. The Company also sells its microbrewed beer off-site through wholesale distributors in order to promote customer interest in Big Buck Brewery & Steakhouses. The Company's selection of beers ranges from a light golden ale to a dark full-bodied stout and is designed to satisfy the tastes of a broad spectrum of consumers. A key element of the Company's strategy is to capitalize on the growing interest of consumers in high quality, more flavorful microbrewed beer. The Company believes it will generate customer loyalty to its beers and its restaurant operations through customer identification with each local Unit.

     Consumer interest in more flavorful beer has resulted in significant growth in the craftbrewed beer market during the last several years, despite a decline in per capita beer consumption. The number of microbreweries in the United States has grown from 21 in 1985 to approximately 442 as of January 1998. From 1985 to 1996, the annual production of craftbrewed beer in the United States grew from 75,000 barrels to approximately 5.4 million barrels. Despite these high levels of growth, sales of craftbrewed beers represented approximately 2.8% of total beer sales in the United States at the end of 1996.

     The Company was incorporated under the Michigan Business Corporation Act in November 1993. The Company's executive office is located at 550 South Wisconsin Street, Gaylord, Michigan 49735, and its telephone number is (517) 731-0401.
Its World Wide Web site address is www.bigbuck.com.

THE CRAFTBREWED AND SPECIALTY BEER MARKET

     The Company's brewing operations are in the relatively small but rapidly growing craftbrewing segment of the United States brewing industry, which includes microbreweries such as the Company, contract brewers, regional specialty brewers and brewpubs (a field into which the Company may expand). Craftbrewed beers are distinguishable from other domestically produced beers by their flavor and brewing styles. Consumer interest in higher quality, more flavorful beer has resulted in significant growth in the craftbrewed beer market during the last several years. According to industry sources, the United States craftbrewed beer segment increased at an annual growth rate of approximately 25.6% while the United States beer industry experienced no meaningful growth during 1996.

BUSINESS STRATEGY -- EXPANSION PLANS

     The Company intends to develop and open Units throughout the upper midwest, the southeast and eventually across the United States.

     The Company believes that one of the primary causes for the popularity to date of its Big Buck Brewery & Steakhouse concept is the development of customer loyalty to its craftbrewed beers. The Company believes its patrons, who may order a Big Buck beer with a meal or sample a Big Buck beer at the bar, have developed a loyalty to one of the distinctive Big Buck beers for a variety of reasons including (i) the opportunity to identify their favorite Big Buck beer with their local Unit, (ii) the opportunity to sample any of the ten handcrafted beers available at the Units and to select a favorite beer, and (iii) the quality of Big Buck beer. Increased customer loyalty to Big Buck beers results in repeat business at each Unit, thereby increasing revenues from restaurant operations and off-site retail sales.

     Sites for future Units will be selected by management after consideration of various strategic, regulatory, physical and demographic attributes. Management believes that locations like that of the Gaylord Unit, adjacent to a major expressway; the Grand Rapids Unit, located on a street with an average daily vehicle count of approximately 52,000; and the Auburn Hills Unit, accessible to Detroit metro area residents, significantly increase restaurant patronage. Management also reviews other demographic attributes of potential communities into which it may expand. These attributes include traffic counts, population, sales tax revenues, alcohol consumption and hotel capacity and occupancy rates. In addition, management will consider the laws of each state applicable to the Company before expanding into any new state. It is expected that Units located in metropolitan areas will be larger than those located outside metropolitan areas and are expected to achieve higher revenues.

RESTAURANT OPERATIONS

     GENERAL. A Big Buck Brewery & Steakhouse offers craftbrewed beer brewed on-site along with a menu featuring steaks, ribs and chicken in a unique, architecturally spacious setting. The Units offer ten different types of beers ranging from a light golden ale to a full-bodied stout. The Company attempts to create an exciting yet casual restaurant where patrons can have fun and feel comfortable.

     DESIGN AND LAYOUT. The Gaylord Unit features a large, open and visually stimulating dining area which highlights the strategically placed array of stainless steel and copper brewing equipment used to brew the Company's craftbrewed beer. This Unit features a 4,000 square foot dining area and a 1,600 square foot bar area, with combined seating capacity of approximately 420. It is decorated with a rustic wood-finished interior, mounted deer racks, 36-foot high vaulted ceilings and warm lighting. The specially commissioned Amish hand-carved wooden furniture and overhead genuine Tennessee whisky barrel lighting fixtures add character to the building's decor. The layout is flexible, permitting tables to be rearranged to accommodate customer demand. A wall of television sets, including a ten-foot screen television set, adjacent to the bar area provides customers the opportunity to watch sporting and other special events. The friendly and attentive staff, on-site brewing, summertime outdoor seating and live music are designed to create an appealing atmosphere for lunch, dinner and bar customers. The Grand Rapids Unit's seating capacity is approximately 250 in the restaurant and bar combined. The brewing and fermenting tanks of this Unit front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000. The Auburn Hills Unit, which houses a 15-barrel brewing system, encompasses approximately 26,700 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650. This Unit is accessible to Detroit metro area residents. Each Unit's interior follows the Gaylord Unit's motif with a warm, cozy atmosphere utilizing soft lighting and Amish furniture. The menu and beer styles are the same at each Unit. The Company intends to use the Gaylord Unit as a model for future Units.

     MENU AND PRICING. The menu at each Unit consists of appetizers, soups, meal-sized salads, and entrees, including steaks, ribs, hamburgers, chicken, fish, pastas as well as a variety of desserts. Management analyzes menu items for popularity, profitability and ease of preparation. The menu items are selected to complement the Company's craftbrewed beers. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees range in price from $4.95 to $28.00 with an average entree price of $12.00. During 1997, the sale of beer accounted for 22.6%, 19.9% and 29.0% of the Gaylord, Grand Rapids and Auburn Hills Unit sales, respectively.

     CUSTOMERS. The Company believes its restaurants appeal to a wide range of customers and will draw its clientele from throughout the region in which they are located. The Gaylord Unit is located approximately 200 miles north of Detroit at exit 282 on I-75, allowing passersby to conveniently visit. The Gaylord Unit opens at 11:30 a.m. daily (noon on Sundays). The Grand Rapids Unit, located on 28th Street in Grand Rapids, opens at 11:00 a.m. daily (11:30 a.m. on Sundays). The Auburn Hills Unit, located in a suburb of Detroit, opens at 11:00 a.m. daily (noon on Sundays).

BREWING OPERATIONS

     GENERAL. The brewery at the Gaylord Unit presently has the capacity to brew 10,000 barrels of beer per year, and is designed to produce 20,000 barrels per year with the installation of additional fermentation tanks. The Grand Rapids Unit features a 7.5-barrel brewing system which can produce 7,000 barrels per year with the installation of additional fermentation tanks. The Auburn Hills Unit features a 15-barrel brewing system which can produce 15,000 barrels
per year with the installation of additional fermentation tanks.   Future Units
will be built with initial brewing capacities of 2,000 to 5,000 barrels of beer per year and are expected to have production capacities of 7,000 to 15,000 barrels per year with the installation of additional fermentation tanks. The Company intends to purchase and install additional fermentation tanks as demand for its beers requires increased production. Each brewery will be custom-designed to be integrated into the restaurant layout in the most efficient and aesthetically pleasing manner possible.

     OFF-SITE DISTRIBUTION. The Company sells its microbrewed beer off-site through wholesale distributors in order to promote customer interest in the Big Buck Brewery & Steakhouse concept. The Company transports its beer from the Gaylord Unit to each distributor for redistribution to retailers which include bars, pubs, restaurants and supermarkets. The beer is available by the keg to be served on draft at restaurants, bars and pubs and is available in bottles for retail sales. Presently, off-site sales of the Company's beer are generally limited to within 200 miles of the Gaylord Unit. Off-site sales of beer accounted for approximately 3.2% of revenues during 1997. The Gaylord Unit presently has the capacity to meet additional demand for off-site sales of beer.

     PROMOTION OF PRODUCTS WITHIN LOCAL MARKETS. The Company markets its beer locally with the use of point of sale materials as well as several forms of other promotional materials including coasters, tap handles and color brochures. These items are, for the most part, used by retailers to promote Big Buck beers within their establishment. In addition, the Company offers guided tours of its Units to further increase consumer awareness of Big Buck beers. The Company believes that its educational and promotional methods are more effective in communicating with consumers than broad-based, less flexible national beer advertising campaigns.

     BREWING EQUIPMENT. The Company's brewing equipment was designed and built by J.V. Northwest, Inc. of Wilsonville, Oregon, and is automated wherever possible. The Gaylord Unit's system begins with a 47 foot tall, stainless steel grain silo fabricated to replicate a giant beer bottle. The silo is painted "beer bottle brown" and the label was hand painted by a commissioned artist.
The Gaylord Unit houses a 20-barrel mash tun; lauter tun; a brew kettle; 50-barrel hot liquor tank; 50-barrel cold liquor tank; six 40-barrel fermenters; three 80-barrel fermenters; two 40-barrel conditioning tanks and seven 10-barrel bright beer serving tanks. Filtering is done through a diatomaceous earth filtering system which removes yeast and other naturally occurring material resulting in a clear final product. The brewery permits the production of a wide range of beer styles which can be adapted to market demand for various beer styles today and into the future. The Grand Rapids Unit features a 7.5-barrel brewing system with four 15-barrel fermenters and five 15-barrel conditioning tanks which also serve as bright beer serving tanks. The Auburn Hills Unit features a 15-barrel brewing system with seven 30-barrel fermenters and twelve 15-barrel conditioning tanks which also serve as bright beer serving tanks. It is contemplated that the Company will use similar equipment at all breweries built in future Units.

     BOTTLING, KEGGING AND PACKAGING. The Company uses a technologically advanced bottling line to bottle its beer for off-site retail sales at its Gaylord Unit. The bottle filler utilizes a carbon dioxide environment during the bottling process to extend shelf life. Kegs are filled by a keg rack system and then stored pending shipment to wholesale distributors in a specially designed cooler. The Company's kegs have the Big Buck Brewery & Steakhouse name and logo stamped onto the top rail for easy identification and a handsome appearance. The Company also sells its beer in a container called a "party pig," a plastic pressurized unit holding 2.25 gallons (one case) of beer. The pressurization allows the beer to be served from the customer's refrigerator, boat or golf cart. Party pigs are sold through each Unit's gift shop.

     QUALITY CONTROL. Quality control of each brewery is under the supervision of the Company's Brewmaster. As with the current Units, each future brewery will contain a laboratory to monitor and maintain quality assurance in the brewing and packaging processes.

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

     BIG BUCK BEER: The Company's flagship brand and its top seller is a standard American-style beer with a small amount of corn added to the grist to give the brew a smooth, easy-drinking character that most American consumers have come to expect in a beer. Big Buck Beer has a rich golden color and a light malt character balanced with a mild dose of hops.

     BUCK NAKED: This American-style, low-calorie or "light" beer is formulated to appeal to those who prefer a low-calorie brew. Buck Naked is an all malt brew with a touch of imported Czechoslovakian Saaz hops.

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

     ANTLER ALE: This amber ale, formulated as a transitional flavor between lighter and darker beers, has a light amber color while maintaining a mild, clean flavor and a low hopping rate.

     REDBIRD ALE: Similar to a traditional pale ale, Redbird Ale has a reddish copper appearance, medium body and is well hopped. This is a heartier beer with a medium body and a pleasant hop bitterness.

     DOC'S ESB: This full-bodied bock beer gets its distinctive character from a blend of four different grains and three hop varieties. Doc's ESB has a deep reddish brown color and is generously hopped to balance the full body and complex character.

     BLACK RIVER STOUT: This cream stout is slightly sweet with a moderate hop bitterness. The rich flavor and black color of this brew comes from six different grains. Deep flavors of coffee and caramel are present in this brew.

     BLACK'N BERRY: A Black'n Tan is generally a stout mixed with pale or amber ale. Black'n Berry is a new twist, Black River Stout and Raspberry Wheat. The delicate fruit qualities are accented by the heavy stout flavor.

     CHERRY SHANDY: Cherry Shandy is a uniquely blended mixture of our homemade black cherry soda and Buck Naked. This is a light, refreshing, low-alcohol libation.

     The Company also brews various seasonal beers, including Winter Warmer, Alpenfest, Oktoberfest and 10 pt. Porter. Such beers are offered for limited periods of time throughout the year.

SALES AND MARKETING

     The Company's primary sources of advertising include television, outdoor billboards, radio and newspapers, which generally cover the local markets of each Unit, with the exception of billboards which cover more distant geographical areas of Michigan. In addition to these sources, the Company uses local travel publications, including golf and vacation planners which are distributed free of charge, as well as inquiries via local travel information centers and tourism bureaus. The Company also distributes four-color brochures promoting its Units to major corporations and various travel welcome centers throughout Michigan as well as local hotels and resorts. During 1997, the Company incurred approximately $340,000 in advertising expenses.

     The Company strives to provide its customers with a dining experience that will encourage repeat business and promote "word-of-mouth" advertising. To supplement its service-oriented marketing efforts, the Company sells merchandise including hats, t-shirts, sweatshirts and other items bearing the Big Buck Brewery & Steakhouse name and logo.

COMPETITION

     The restaurant industry is highly competitive with respect to price, service, food quality (including taste, freshness and nutritional value) and location. New restaurants have a high failure rate. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the lack of availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and the Company's restaurants in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which the Company has no control. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company also competes with a large variety of locally owned restaurants, diners, and other establishments that offer moderately priced food to the public and with other microbrewery/restaurants in a highly competitive and developing microbrewery and brewpub restaurant market.

     The domestic beer market is highly competitive due to the enormous advertising and marketing expenditures by national and major regional brewers; the continuing proliferation of microbreweries, regional craft breweries, brewpubs, and other small craftbrewers; the more recent introduction of fuller-flavored products by certain major national brewers; and a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers. Although domestic demand for craftbrewed beers has increased dramatically over the past decade, there can be no assurance that this demand will continue. The Company anticipates intensifying competition in the craftbrewed and fuller-flavored beer markets.

GOVERNMENT REGULATION

     BEER AND LIQUOR REGULATION. A significant percentage of the Company's revenue is derived from beer sales. On-site sales of beer accounted for 20.6% of revenues and off-site sales of beer accounted for an additional 3.2% of revenues during 1997. The Company must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where its Units are or will be located. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked and force it to cease the brewing and/or sale of its beer. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

     RESTAURANT REGULATION. The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and to building and zoning requirements. The Company is subject to regulation by air and water pollution control divisions of the Environmental Protection Agency of the United States and by certain states and municipalities in which its Units are or will be located. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government mandated health insurance, over which the Company has no control. Management believes the Company is operating in substantial compliance with applicable laws and regulations governing its operations.

     The Company is subject to "dram-shop" laws in Michigan and will be subject to such statutes in other states into which it expands. These laws generally provide someone injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. However, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company.

     The federal government currently imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11.00 per barrel on its first 60,000 barrels produced annually. To the extent Company-wide production increases to amounts over 60,000 barrels per year, there will be an increase in the average federal excise tax rate of the Company. The Company is not aware of any plans by the federal government to reduce or eliminate the small brewer's credit.

     Michigan currently imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan. However, each brewer which is a "microbrewery" under Michigan law (presently with production of not more than 30,000 barrels per year) is granted a microbrewer's excise tax credit in the amount of $2.00 per barrel. To the extent Company-wide production increases to amounts over 30,000 barrels per year, there will be an increase in the average Michigan excise tax rate of the Company.

     The Company is licensed under Michigan law as a "microbrewery." A microbrewery in Michigan is limited to the production of not more than 30,000 barrels of beer per year by all breweries owned or controlled by the same person, whether within or outside Michigan. Without a change in current law, the Company will limit its sales of beer off-site so as to reserve its brewing capacity for sales of beer on-site which provides the Company higher margins but do not reach the same customer base. Based on production at its Units during 1997, the Company believes it could operate up to approximately ten Units with similar production levels without exceeding the 30,000 barrel production ceiling.

EMPLOYEES

     At December 28, 1997, the Company employed 485 full-time persons at its Units, 10 of whom served in executive and corporate administrative capacities, 24 of whom served as restaurant management personnel, and the remainder of whom were hourly personnel. No employee is covered by a collective bargaining agreement and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company considers relations with its employees to be satisfactory.

TRADEMARKS AND SERVICE MARKS

     The Company claims trademark and service mark rights to, and ownership in, a number of marks including, but not limited to, BIG BUCK BREWERY & STEAKHOUSE and BIG BUCK BEER. The Company's service mark for BIG BUCK BREWERY & STEAKHOUSE expires in September 2007 and its trademark for BIG BUCK BEER expires in March 2007. There can be no assurance that the Company's marks will be enforceable against prior users in the areas where the Company conducts, or will conduct, its operations. The Company regards its marks as having substantial value and as being an important factor in the marketing of its microbrewery/restaurants and beer. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

ITEM 2    DESCRIPTION OF PROPERTY

     The Company owns the Gaylord Unit, including the real property on which it is located. See "Description of Business -- Restaurant Operations" for a description of the Gaylord Unit.

     The Company purchased the Grand Rapids site in December 1996. The site included an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids Unit opened in March 1997.

     In April 1997, the Company sold the Grand Rapids site, including all improvements thereto, to an unrelated third party pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, the Company leases the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. The lease may be extended at the option of the Company for two additional five-year terms. In addition to the annual base rent, the Company is obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year. In the event that such annual gross sales do not exceed $2.9 million for any two consecutive years during the lease term, the Company will be obligated to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. The Company has the option to purchase the property from the lessor after the seventh full lease year for $1.4 million, plus $70,000 for each lease year on a pro rata basis.
The lessor has the option to require the Company to purchase the property after the seventh full lease year at the same price. The Company pays average effective annual base rent of $16.67 per square foot at the Grand Rapids Unit.

     The Company purchased the Auburn Hills site in August 1996. The site is just off of Interstate 75 at exit 79. The Unit constructed on this site encompasses approximately 26,700 square feet including brewery, bar and restaurant. Seating capacity is approximately 650 for the restaurant and bar combined. The Auburn Hills Unit opened in October 1997.

     In August 1997, the Company entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site, including all improvements thereto, to an unrelated third party, Michael G. Eyde, for $4.0 million. In connection with this transaction, the Company granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of its Common Stock to Mr. Eyde. The Company leases the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000. The lease has a 25-year term and the Company is able to extend such term for two additional ten-year terms. In addition to the annual base rent, the Company is obligated to pay an annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year. In the event that such annual gross sales do not exceed $8.0 million for any two consecutive years during the lease term, the Company will be obligated to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis. The lessor has the ability to require that the Company issue Common Stock (valued at $5.00 per share) in payment of such repurchase price. The Company has the option to purchase the property from the lessor after the seventh full lease year for $4.0 million, plus $200,000 for each lease year on a pro rata basis. Independent of annual gross sales, the lessor has the option to require the Company to purchase the property before the third full lease year at the same price. The Company pays average effective annual base rent of $15.00 per square foot at the Auburn Hills Unit.

     The Grand Rapids and Auburn Hills lessors may terminate in the event of a default which is not cured within the applicable grace period. A default is defined as (i) the Company's failure to make a rental payment within 30 days after receipt of written notice that a payment is past due or (ii) the Company's failure to perform its obligations under the lease (other than rent payments) within 30 days after written notice of a curable violation, provided, however that if such default cannot be cured within the 30-day period, a default will be deemed to have occurred only if the Company has failed to commence a cure within such 30-day period.

     Annual percentage rent is required whether the Units are profitable or not. In the event that the Company is required to pay annual percentage rent, the funds available to the Company for working capital and development plans will be reduced. In the event that annual percentage rent is not required over two consecutive years, the Company may be forced to repurchase such sites at a premium over their respective sale prices. There can be no assurance that the Company will have sufficient funds to repurchase the Grand Rapids site or the Auburn Hills site. In the event of a default and termination of either lease, the Company would be unable to continue to operate the related Unit, which could have a material adverse impact on the Company's operating results.

     In the opinion of management, the Company's properties are adequately covered by insurance.

ITEM 3    LEGAL PROCEEDINGS

     The Company is involved in routine legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

                                       PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company has been included in the Nasdaq SmallCap Market under the symbol "BBUC" since the completion of the its initial public offering in June 1996. The following table sets forth the approximate high and low closing prices for the Company's Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


       PERIOD                                HIGH               LOW
       ------                                ----               ---
       1996
         First Quarter  . . . . . . . . .    N/A                N/A
         Second Quarter . . . . . . . . .    $ 4-1/8            $ 3-3/4
         Third Quarter  . . . . . . . . .    $ 4-3/8            $ 2-1/2
         Fourth Quarter . . . . . . . . .    $ 4-3/8            $ 2-3/4
       1997
         First Quarter  . . . . . . . . .    $ 3-1/8            $ 1-3/4
         Second Quarter . . . . . . . . .    $ 4-1/2            $ 1-7/8
         Third Quarter  . . . . . . . . .    $ 4-3/4            $ 3-1/8
         Fourth Quarter . . . . . . . . .    $ 7-1/4            $ 4-3/4

     As of March 16, 1998, the Company had 253 shareholders of record and approximately 1,600 beneficial owners.

     The Company has never declared or paid cash dividends on its Common Stock and does not intend to declare or pay cash dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The declaration or payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by the Company of dividends is also subject to the terms of the Company's credit facility with its bank.

SALES OF UNREGISTERED SECURITIES

     On August 1, 1997, the Company issued a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of its Common Stock, to Michael G. Eyde, an unrelated third party. This issuance was made in connection with the real estate purchase and leaseback agreement between the Company and Mr. Eyde, which provided the Company with financing of $4.0 million. On October 15, 1997, the Company issued 10,000 shares of its Common Stock to Tracy Stephenson, in consideration of services rendered, or to be rendered, by Mr. Stephenson as the Company's new restaurant project manager. Both issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The foregoing securities are restricted as to sale or transfer, unless registered under the Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Act. In addition, the recipients of such securities received, or had access to, material information concerning the Company, including, but not limited to, the Company's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the Commission. No underwriting commissions or discounts were paid with respect to the issuances of such securities.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company's Registration Statement on Form SB-2 (File No. 333-5883) was declared effective by the Commission on June 12, 1996 and the initial public offering commenced on June 13, 1996. The Company closed on the sale of 2,450,000 units (each consisting of one share of Common Stock and one Class A Warrant) on June 18, 1996 and held an overallotment closing, which involved the sale of an additional 100,000 units, on July 30, 1996. R.J. Steichen & Co. served as the underwriter of the above-described securities.

     The Company registered an offering amount of 2,817,500 units, 2,817,500 shares of Common Stock (underlying Class A Warrants) and 75,000 shares of Common Stock on behalf of a selling shareholder, with an estimated aggregate offering price of $37,002,500 (based on an offering price of $5.00 per unit and an exercise price of $8.00 per Class A Warrant). The Company sold 2,550,000 units at a price of $5.00 per unit, resulting in gross proceeds of $12,750,000.

     The Company incurred total offering expenses of $1,765,147 in connection with its initial public offering. Such expenses included: (i) $1,020,000 in underwriting discounts and commissions paid to the above-named underwriter, (ii) $318,750 in expenses paid to the above-named underwriter, (iii) $154,000 paid to the Company's legal counsel; (iv) $105,000 paid to the Company's independent public accountants, (v) $100,000 paid as a finder's fee to an unrelated third party, and (vi) $67,397 in other expenses, including the sum paid to the Company's financial printer. After deducting total expenses of the initial public offering, the net proceeds to the Company were $10,984,853.

     From the effective date of the Registration Statement on Form SB-2 through December 28, 1997, the Company used approximately $4,050,000 for the purchase of real estate, $5,053,120 for the construction of new Units, $1,686,426 for the repayment of indebtedness and $195,307 for working capital. Of such payments, $318,715 of the repayment of indebtedness was directed to directors, officers, persons owning 10% or more of the Company's Common Stock, and affiliates of the Company.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Big Buck Brewery & Steakhouse, Inc. (the "Company") develops, owns and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse" (each a "Unit"). Until May 1995 when the Company opened its first Unit in Gaylord, Michigan, it had no operations or revenues and its activities were devoted solely to development. In March 1997, the Company opened its second Unit in Grand Rapids, Michigan, and in October 1997, the Company opened its third Unit in Auburn Hills, Michigan, a suburb of Detroit.

     Future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. The Company's present sources of revenue are the Gaylord, Grand Rapids and Auburn Hills Units. There can be no assurances that the Company will successfully implement its expansion plans, in which case the Company will continue to depend on revenues from the existing Units. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

     The Company has entered into two real estate purchase and leaseback agreements. In April 1997, the Company completed the sale and leaseback of the Grand Rapids site to an unrelated third party for $1.4 million. In August 1997, the Company completed the sale and leaseback of the Auburn Hills site to the same unrelated third party for $4.0 million. As of December 28, 1997, $50,000 of the Auburn Hills sale was being held back in escrow subject to the Company's completion of certain post-closing conditions.

     The Company uses a 52 or 53 week fiscal year ending on the Sunday nearest December 31. All references herein to "1997" and "1996" represent the 52-week fiscal years ended December 28, 1997 and December 29, 1996, respectively.

RESULTS OF OPERATIONS

The operating results of the Company expressed as a percentage of total revenue were as follows:


                                                    DECEMBER 28,    DECEMBER 29,
                                                       1997            1996
                                                   -------------- --------------
REVENUE
     Restaurant sales. . . . . . . . . . . . . . .     93.5%          88.3%
     Wholesale and retail sales. . . . . . . . . .       6.5           11.7
                                                       -----          -----
          Total revenue. . . . . . . . . . . . . .     100.0          100.0
                                                       -----          -----

COSTS AND EXPENSES:
     Cost of sales . . . . . . . . . . . . . . . .      33.7           36.5
     Restaurant salaries and benefits. . . . . . .      27.8           28.0
     Operating expenses. . . . . . . . . . . . . .      21.2           25.3
     Depreciation and amortization . . . . . . . .       7.2           10.1
                                                       -----          -----
          Total costs and expenses . . . . . . . .      89.9           99.9
                                                       -----          -----

RESTAURANT OPERATING INCOME. . . . . . . . . . . .      10.1            0.1

GENERAL AND ADMINISTRATIVE EXPENSES. . . . . . . .      18.0           20.2
                                                       -----          -----

LOSS FROM OPERATIONS . . . . . . . . . . . . . . .      (7.9)         (20.1)
                                                       -----          -----

OTHER INCOME (EXPENSE):
     Interest expense. . . . . . . . . . . . . . .      (4.5)          (9.5)
     Interest income . . . . . . . . . . . . . . .       1.1            2.4
     Other . . . . . . . . . . . . . . . . . . . .      (0.2)          (0.3)
                                                       -----          -----
          Other income (expense), net. . . . . . .      (3.5)          (7.4)
                                                       -----          -----

NET LOSS   . . . . . . . . . . . . . . . . . . . .     (11.4%)        (27.5%)
                                                       -------        -------
                                                       -------        -------

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

REVENUES

     Total revenues for the Company increased 110% to $9,096,580 in 1997 from $4,338,832 in 1996. The increase is primarily attributable to the opening of the Grand Rapids Unit on March 17, 1997 and the opening of the Auburn Hills Unit on October 1, 1997.

COSTS OF SALES

     Costs of sales which consist of food, merchandise and brewery supplies increased 93.5% to $3,065,523 in 1997 compared to $1,584,483 in 1996. The increase is primarily due to the opening of the Grand Rapids and Auburn Hills Units during 1997. Costs of sales as a percentage of revenues decreased to 33.7% in 1997 from 36.5% in 1996. The percentage decrease is the result of purchasing efficiencies, increased menu pricing and improved kitchen management.

RESTAURANT SALARIES AND BENEFITS

     Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 108% to $2,526,586 in 1997 compared to $1,215,822 in 1996. As a percentage of revenues, restaurant salaries and benefits decreased slightly to 27.8% in 1997 compared to 28.0% in 1996 due to improved labor management at the Unit level.

OPERATING EXPENSES

     Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs increased 75.2% to $1,925,938 in 1997 compared to $1,099,503 in 1996. Operating expenses as a percentage of revenues decreased to 21.2% as compared to 25.3% in 1996. This decrease is due to a continued emphasis on cost controls, improved management and a reduction in insurance premiums.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative and development expenses increased 87.5% to $1,640,047 in 1997 compared to $874,498 in 1996. As a percentage of revenue, these expenses decreased to 18.0% in 1997 as compared to 20.2% in 1996. The decreased expenses as a percentage of revenues reflect increased total sales. As additional Units are opened by the Company, management believes that these expenses will continue to grow at a slower rate than total revenues, resulting in a continued decrease in these expenses as a percentage of revenues.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses increased 50.2% to $655,474 in 1997 compared to $436,403 in 1996. As a percentage of revenues, these expenses decreased to 7.2% in 1997 as compared to 10.1% in 1996. The decrease resulted from the full amortization in 1996 of financing costs related to the February 1996 bridge financing. The amount of this decrease in amortization more than offset the increase in pre-opening costs and depreciation from the opening of the Grand Rapids and Auburn Hills Units.

INTEREST EXPENSES/INTEREST INCOME

     Interest expense increased 20.2% to $410,964 during 1997 compared to $341,863 in 1996. This increase is due to the sale and leaseback of the Grand Rapids and Auburn Hills sites, which are accounted for as long-term capital lease obligations.

     Interest income decreased 52.5% to $102,343 during 1997 compared to $215,569 in 1996. The decrease in interest income is due to the sale of short-term investments for use in the construction of the Grand Rapids and Auburn Hills Units.

GAIN ON SALE OF FIXED ASSETS

     The gain on sale of fixed assets of $294,579 during 1996 resulted from the sale of approximately 2.2 acres of the Gaylord property for $400,000 to a national hotel chain for the construction of a 100 room hotel adjacent to the Gaylord Unit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $101,309 in cash from operating activities during 1997 and used $1.1 million in cash during 1996 for operating activities. At December 28, 1997, the Company had working capital of $255,296. Since inception, the Company's principal capital requirements have been the funding of (i) Company operations and promotion of the Big Buck Brewery & Steakhouse format and (ii) the construction of the Gaylord, Grand Rapids and Auburn Hills Units and the acquisition of furniture, fixtures and equipment for such Units.

Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills Units were approximately $5.8 million, $3.2 million and $9.7 million, respectively. The Company expects that it will continue to use a significant portion of its capital resources to fund new Unit development and construction.

     The Company generated $4.4 million in cash from financing activities during 1997. Such financing activities included the sales and leasebacks of the Grand Rapids and Auburn Hills sites. The Company used approximately $9.1 million in cash for construction and equipment costs at the Grand Rapids and Auburn Hills Units during 1997. The Company plans to develop and open additional Units and it will need to obtain additional financing to fulfill such expansion plans.
The amount of financing required for such expansion depends on the definitive locations, site conditions, construction costs and size and type of Units to be built. There can be no assurance that financing will be available on terms acceptable or favorable to the Company, or at all. Without such financing, the Company's development plans will be slower than planned or even unachievable.

     In June 1996, the Company's initial public offering of 2,450,000 units at $5.00 per unit, each unit consisting of one share of Common Stock and one redeemable Class A warrant, was declared effective by the Commission. The Company received net proceeds of approximately $10.6 million in June 1996.
In July 1996, the underwriters exercised a portion of their overallotment option for 100,000 additional units at $5.00 per unit. The Company received net proceeds of approximately $400,000 in July 1996. Total net proceeds have been reflected in the financial statements net of transaction related costs.

     Prior to the initial public offering, the Company met its capital requirements through cash flow generated by capital contributions, loans from its principal shareholders and officers, bank borrowings and certain private placements.

SEASONALITY

     The Company's sales and earnings are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest earnings will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan.

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
BIG BUCK BREWERY & STEAKHOUSE, INC.
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 23
Financial Statements
     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . 25
     Statements of Shareholders' Equity. . . . . . . . . . . . . . . . . . . 26
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . 27
     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 28

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Big Buck Brewery & Steakhouse, Inc.:

     We have audited the accompanying balance sheets of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of December 28, 1997 and
December 29, 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Buck Brewery & Steakhouse, Inc. as of December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        /s/ ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 19, 1998

                        BIG BUCK BREWERY & STEAKHOUSE, INC.

                                   Balance Sheets



                                                                     December 28,   December 29,
                         ASSETS                                          1997           1996
                                                                     -----------    -----------
CURRENT ASSETS:
  Cash                                                               $   354,015    $    28,468
  Short-term investments                                                      --      4,910,000
  Sale and Leaseback Financing Receivable (Note 2)                       749,650             --
  Accounts receivable                                                    170,460         40,000
  Inventories                                                            289,805        155,785
  Preopening expenses, net                                               348,581          3,436
  Prepaids and other                                                     171,766        106,715
                                                                     -----------    -----------

     Total current assets                                              2,084,277      5,244,404

PROPERTY AND EQUIPMENT, net                                           18,340,043      9,881,603

OTHER ASSETS, net                                                        383,301        205,686
                                                                     -----------    -----------

                                                                     $20,807,621    $15,331,693
                                                                     -----------    -----------
                                                                     -----------    -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $   843,430    $   286,871
  Accrued expenses                                                       735,727        132,299
  Current maturities of long-term obligations                            249,824        250,780
                                                                     -----------    -----------
     Total current liabilities                                         1,828,981        669,950

LONG-TERM OBLIGATIONS, less current maturities                         7,274,558      2,124,391
                                                                     -----------    -----------
     Total liabilities                                                 9,103,539      2,794,341

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 10,000,000 shares authorized;
     5,285,000 shares in 1997 and 5,275,000 shares in 1996 issued
     and outstanding                                                      52,850         52,750
  Warrants                                                               153,650        153,650
  Additional paid-in capital                                          13,240,694     13,034,544
  Accumulated deficit                                                 (1,743,112)      (703,592)
                                                                     -----------    -----------

     Total shareholders' equity                                       11,704,082     12,537,352
                                                                     -----------    -----------

                                                                     $20,807,621    $15,331,693
                                                                     -----------    -----------
                                                                     -----------    -----------


         The accompanying notes are an integral part of these balance sheets.

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                               Statements of Operations



                                                                       For the Years Ended
                                                                    ---------------------------
                                                                    December 28,   December 29,
                                                                        1997           1996
                                                                    ------------   ------------
REVENUE:
  Restaurant sales                                                   $ 8,500,828    $ 3,830,748
  Wholesale and retail sales                                             595,752        508,084
                                                                     -----------    -----------
     Total revenue                                                     9,096,580      4,338,832
                                                                     -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                                                        3,065,523      1,584,483
  Restaurant salaries and benefits                                     2,526,586      1,215,822
  Operating expenses                                                   1,925,938      1,099,503
  Depreciation and amortization                                          655,474        436,403
                                                                     -----------    -----------
     Total costs and expenses                                          8,173,521      4,336,211
                                                                     -----------    -----------

RESTAURANT OPERATING INCOME                                              923,059          2,621

GENERAL AND ADMINISTRATIVE EXPENSES                                    1,640,047        874,498
                                                                     -----------    -----------

LOSS FROM OPERATIONS                                                    (716,988)      (871,877)
                                                                     -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                      (410,964)      (341,863)
  Interest income                                                        102,343        215,569
  Other                                                                  (13,911)       294,579
                                                                     -----------    -----------
     Other income (expense), net                                        (322,532)       168,285
                                                                     -----------    -----------

NET LOSS                                                             $(1,039,520)   $  (703,592)
                                                                     -----------    -----------
                                                                     -----------    -----------

BASIC AND DILUTED LOSS PER COMMON SHARE                              $     (0.20)   $     (0.17)
                                                                     -----------    -----------
                                                                     -----------    -----------

BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                                   5,277,033      4,066,071
                                                                     -----------    -----------
                                                                     -----------    -----------




      The accompanying notes are an integral part of these financial statements.

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                          Statements of Shareholders' Equity
                                 For the Years Ended




                                                    COMMON STOCK                         ADDITIONAL
                                             --------------------------                    PAID-IN       ACCUMULATED
                                                SHARES         AMOUNT       WARRANTS       CAPITAL         DEFICIT         TOTAL
                                             -------------   -----------   ------------  ------------   -------------   ----------
BALANCE, December 31, 1995 . . . . . . .      2,500,000         25,000         18,600      2,482,470     (1,116,416)     1,409,654
  Effects of conversion to
      C Corporation  . . . . . . . . . .             --             --             --     (1,116,416)     1,116,416             --
  Sale of units for $5.00 per unit . . .        150,000          1,500          7,500        606,037             --        615,037
  Initial public offering of units for
     $5.00 per unit. . . . . . . . . . .      2,550,000         25,500        127,550     10,831,803             --     10,984,853
  Issuance of common stock upon conversion
     of debt (Note 2). . . . . . . . . .         75,000            750             --        230,650             --        231,400
  Net loss . . . . . . . . . . . . . . .             --             --             --             --       (703,592)      (703,592)
                                              ---------        -------       --------    -----------    -----------    -----------
BALANCE, December 29, 1996 . . . . . . .      5,275,000        $52,750       $153,650    $13,034,544    $  (703,592)   $12,537,352
                                              ---------        -------       --------    -----------    -----------    -----------
  Issuance of common stock for services
     rendered. . . . . . . . . . . . . .         10,000            100             --         56,150             --         56,250
  Issuance of stock options for services
     rendered. . . . . . . . . . . . . .             --             --             --        150,000             --        150,000
  Net loss . . . . . . . . . . . . . . .             --             --             --             --     (1,039,520)    (1,039,520)
                                              ---------        -------       --------    -----------    -----------    -----------
BALANCE, December 28, 1997 . . . . . . .      5,285,000        $52,850       $153,650    $13,240,694    $(1,743,112)   $11,704,082
                                              ---------        -------       --------    -----------    -----------    -----------
                                              ---------        -------       --------    -----------    -----------    -----------



      The accompanying notes are an integral part of these financial statements.

                        BIG BUCK BREWERY & STEAKHOUSE, INC.

                              Statements of Cash Flows




                                                                         For the Years Ended
                                                                    ---------------------------
                                                                    December 28,   December 29,
                                                                        1997           1996
                                                                    ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                                          $ (1,039,520)  $   (703,592)
  Adjustments to reconcile net loss to cash flows used in
     operating activities--
       Depreciation and amortization                                     655,474        436,403
       Gain on sale of property                                               --       (294,579)
       Change in operating assets and liabilities:
          Accounts receivable                                           (130,460)       (40,000)
          Inventories                                                   (134,020)       (15,590)
          Prepaids and other                                            (410,206)       (73,915)
          Accounts payable                                               556,613       (440,361)
          Accrued expenses                                               603,428        (13,197)
                                                                    ------------   ------------

            Net cash provided by (used in) operating activities          101,309     (1,144,831)
                                                                    ------------   ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment, net                            (9,084,325)    (4,692,015)
  Proceeds from sale of property                                              --        400,000
  Sale (purchase) of short-term investments, net                       4,910,000     (4,910,000)
                                                                    ------------   ------------

            Net cash used in investing activities                     (4,174,325)    (9,202,025)
                                                                    ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from long-term debt and capital lease obligations           4,649,351        750,000
  Payments on long-term debt and capital lease obligations              (250,788)    (1,588,638)
  Payments on line-of-credit borrowings, net                                  --       (325,000)
  Payments on debt to shareholders                                            --       (300,000)
  Net proceeds from initial public offering of units                          --     10,984,853
  Net proceeds from sale of units                                             --        615,037
  Payment of deferred financing costs                                         --       (100,000)
                                                                    ------------   ------------

            Net cash provided by financing activities                  4,398,563     10,036,252
                                                                    ------------   ------------

INCREASE (DECREASE) IN CASH                                              325,547       (310,594)

CASH, beginning of year                                                   28,468        339,062
                                                                    ------------   ------------

CASH, end of year                                                   $    354,015   $     28,468
                                                                    ------------   ------------
                                                                    ------------   ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                     $    415,306   $    369,799
  Income taxes paid                                                           --             --
NONCASH TRANSACTION:
  Conversion of debt to common stock                                          --        250,000
  Issuance of common stock and stock options for property and services   206,150             --



      The accompanying notes are an integral part of these financial statements.

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                            Notes to Financial Statements

                       December 28, 1997 and December 29, 1996

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Big Buck Brewery & Steakhouse, Inc. (f/k/a Michigan Brewery, Inc.) develops, owns and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." As of December 28, 1997, the Company owned and operated three Units in the state of Michigan. The first Unit opened in Gaylord, Michigan, on May 26, 1995. The Gaylord Unit is utilized for bottling and wholesale distribution of its private label beer. Subsequent Units opened on March 17, 1997 in Grand Rapids, Michigan, and on October 1, 1997 in Auburn Hills, Michigan, a suburb of Detroit.

Prior to the opening of the Gaylord Unit, the Company was in the development stage. While in the development stage and up to June 1996, the Company met its capital requirements primarily through initial shareholder contributions, loans from its principal shareholders and officers, bank borrowings and certain private placement offerings. During June 1996, the Company received net proceeds of $10,984,853 through an initial public offering (IPO) of 2,550,000 units (see Note 4).

The Company incurred a net loss of $1,039,520 in 1997 and $703,592 in 1996. The losses for these periods are primarily attributable to costs and expenses incurred in the completion of the development and start-up of operations at the Grand Rapids and Auburn Hills Units and the costs associated with the hiring of senior corporate management to position the Company for its future expansion plans. The Company has a limited operating history, and future revenues and results from operations will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. The Company's ability to meet its expansion plan and achieve profitability depends on its ability to obtain substantial financing for the development of additional Units. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

FISCAL YEAR

The Company has adopted a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year. All references herein to "1997" and "1996" represent the 52-week fiscal years ended December 28, 1997 and December 29, 1996, respectively.

INVENTORIES

Inventories consist primarily of restaurant food and beverage items, raw materials used in the brewing process, finished goods, including beer in kegs and beer held in fermentation prior to the filtration and packaging process, and retail goods for resale. Inventories are stated at the lower of cost or market as determined by the first-in, first out inventory method and consisted of the following at:


                                                  December 28,   December 29,
                                                      1997           1996
                                                  ------------   ------------
Food . . . . . . . . . . . . . . . . . . . .       $  88,820      $  29,533
Brewery. . . . . . . . . . . . . . . . . . .          83,032         63,204
Retail goods . . . . . . . . . . . . . . . .         117,953         63,048
                                                   ---------      ---------
                                                   $ 289,805      $ 155,785
                                                   ---------      ---------
                                                   ---------      ---------

PREOPENING EXPENSES

It is the Company's policy to capitalize the direct and incremental costs associated with opening a new Unit, which consist primarily of hiring and training the initial workforce, mock service and other direct costs. These costs are amortized over the period from when the Unit opens until substantially all of the initial workforce is no longer employed (not to exceed 12 months). Preopening costs for the Gaylord Unit were charged to operations as incurred due to its developmental nature. As of December 28, 1997, total capitalized preopening costs were $522,342 with accumulated amortization of $173,761.

In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued an exposure draft entitled "Reporting on the Costs of Start-Up Activities." The proposed accounting standard contained in this draft would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The AICPA is expected to issue a final pronouncement on this standard during the second quarter of 1998. The accounting standard would be effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. If the new accounting principle is adopted by the AICPA, the Company will choose early implementation during fiscal 1998. This implementation will involve the recognition of the cumulative effect of the change in accounting principle required by the new standard as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of fiscal 1998.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over their estimated useful lives of 5 to 40 years.

Property and equipment consisted of the following at:


                                       December 28,   December 29,   Estimated
                                          1997          1996       Useful Lives
                                       -----------    -----------  ------------
Land and improvements. . . . . . .     $ 4,713,545    $ 4,132,941   20 years for
                                                                    improvements
Building and improvements. . . . .       9,245,345      3,131,108       40 years
Brewery equipment. . . . . . . . .       2,000,276      1,127,125    12-30 years
Restaurant equipment . . . . . . .       1,807,032        855,902       10 years
Furniture, fixtures and equipment.       1,479,898        524,298      5-7 years
Construction in progress . . . . .              --        555,249
                                       -----------    -----------
                                        19,246,096     10,326,623
Accumulated depreciation . . . . .        (906,053)      (445,020)
                                       -----------    -----------
                                       $18,340,043    $ 9,881,603
                                       -----------    -----------
                                       -----------    -----------

INCOME TAXES

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of the Company's assets and liabilities using currently enacted tax rates.

LOSS PER SHARE

The Company adopted in 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS is computed similarly to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15.

As a result of the adoption of SFAS No. 128, the Company's reported earning per share for 1996 were restated. The effect of this accounting change on previously reported EPS data was as follows:


                                                  1996
                                                 ------
Primary EPS as reported. . . . . . . . . . .     $(0.17)
Effect of SFAS No 128. . . . . . . . . . . .         --
                                                 ------
Basic EPS as restated. . . . . . . . . . . .     $(0.17)
                                                 ------
                                                 ------
Fully diluted EPS as reported. . . . . . . .     $   --
Effect of SFAS No. 128 . . . . . . . . . . .      (0.17)
                                                 ------
Diluted EPS as restated. . . . . . . . . . .     $(0.17)
                                                 ------
                                                 ------

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts for 1996 have been reclassified to conform to the 1997 financial statement presentation. These reclassifications have no effect on previously reported net loss or shareholders' equity.

2.   LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following as of:



                                                                    December 28,     December 29,
                                                                        1997           1996
                                                                    ------------   ------------
Capital lease obligations (see below)                               $  5,400,000          $  --

Mortgage note payable to bank, monthly principal payments of
     $5,760 plus interest at 10.2%, remaining balance due on
     October 1, 2000, collateralized by all assets of the Company
     and guaranteed by certain shareholders                            1,635,239      1,704,359

Note payable to bank, monthly principal payments of $13,333
     plus interest at 10.2%, remaining balance due on October 1,
     2000, collateralized by all assets of the Company and
     guaranteed by certain shareholders                                  453,333        613,333

Notes payable to bank, due in monthly installments through
     1998 and 1999, interest at 10.95% to 13%, collateralized
     by certain equipment                                                 35,811         57,479
                                                                    ------------   ------------

                  Total                                                7,524,383      2,375,171

Less-Current maturities                                                  249,825        250,780
                                                                    ------------   ------------

                  Long-term obligations                             $  7,274,558   $  2,124,391
                                                                    ------------   ------------
                                                                    ------------   ------------

In April 1997, the Company entered into a real estate purchase and leaseback agreement with an unaffiliated third party for the land and property of its Grand Rapids Unit. The Company received proceeds of $1,400,000 and in return, entered into a ten year lease with a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 and percentage rent provisions. In the event gross sales, as defined, do not exceed established levels for any two consecutive lease years, the Company is obligated to repurchase the land at a predefined price. Subsequent to the seventh year, the Company has the option to purchase the land at a predefined price.

In August 1997, the Company entered into a second real estate purchase and leaseback agreement with the same unaffiliated third party for the land and property of its Auburn Hills Unit. The Company received proceeds of $4,000,000 ($749,650 of which was received during February 1997) and in return, entered into a 25 year lease with a minimum annual base rent of $400,000 and percentage rent provisions. In the event gross sales, as defined, do not exceed established levels for any two consecutive lease years, the Company is obligated to repurchase the land at a predefined established price. Subsequent to the seventh year, the Company has the option to purchase the land at a predefined price. In lieu of cash payment, the Company may be required to issue shares of common stock for all or part of the purchase price valued at $5.00 per share.

No gain or loss was recognized on the sale and leaseback transactions. Management expects that if the Company was required to purchase the land at these Units that these leases could be renewed or replaced by other leases.

In December 1995, the Company entered into a bridge loan with a limited partnership which consisted of a $250,000 convertible promissory note (Convertible Note), a $250,000 nonconvertible promissory note (Nonconvertible
Note) and warrants to purchase an aggregate of 62,500 shares of common stock at $3.33 per share which expire in December 2000. During 1996, upon completion of the IPO, the Convertible Note was converted into 75,000 shares common stock, and the Nonconvertible Note was repaid in full.

Maturities of long-term obligations as of December 28, 1997 were as follows:

     1998                                              $  249,825
     1999                                                 244,226
     2000                                               1,630,331
     2001                                                      --
     2002                                                      --
     Thereafter                                         5,400,000
                                                       ----------
                                                       $7,524,303
                                                       ----------
                                                       ----------

3.   INCOME TAXES:

Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation. As of December 28, 1997 and December 29, 1996, the Company's deferred taxes consisted primarily of net operating loss carryforwards, preopening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits. As of December 28, 1997, the Company had net operating loss carryforwards of approximately $2.8 million which expire through the year 2012.

4.   SHAREHOLDERS' EQUITY:

STOCK SPLIT

On January 19, 1996, the Company's Board of Directors effected a 112.51-for-1 stock split on its $.01 par value Common Stock. All reference to earnings per share, number of shares and share amount have been retroactively restated throughout the accompanying financial statements.

PRIVATE PLACEMENT

During February 1996, the Company sold 60 units in a private placement offering at an offering price of $25,000 per unit. Each unit consisted of (i) 2,500 shares of common stock at $4.95 per share, (ii) a $12,500 principal amount promissory note bearing interest at 10%, unsecured, repaid upon the completion of the IPO, and (iii) warrants to purchase 2,500 shares of common stock at an exercise price of $5.00 per share expiring in February 2001. The Company received net proceeds of $1,265,000 after the payment of $1,765,147 in related offering costs. The net proceeds were used to pay off certain debt and purchase brewery equipment and was also used for working capital purposes.

INITIAL PUBLIC OFFERING

During June 1996, the Securities and Exchange Commission declared effective a Registration Statement relating to the IPO of 2,550,000 units at an offering price of $5.00 per unit, including 100,000 units from the exercise of the underwriters' overallotment option. Each unit consisted of one share of common stock and one Redeemable Class A Warrant. The Company received net proceeds of $10,984,853, after the payment of $1,765,147 in related offering costs. The net proceeds were used to repay the Nonconvertible Note (Note 2), and the private placement debt and the remaining proceeds were used to fund operating losses and to finance a portion of the construction on the Grand Rapids and Auburn Hills Units.

UNDERWRITERS WARRANT

In connection with its IPO, the Company issued a warrant to the underwriters to purchase 245,000 shares of common stock at $6.00 per share. The warrant became exercisable in June 1997 and is exercisable until June 2000.

5.   STOCK OPTION PLANS:

During January 1996, the Company adopted the 1996 Stock Option Plan (the Plan), pursuant to which options to acquire an aggregate of 600,000 shares, as amended in June 1997, of the Company's common stock may be granted. Under the Plan, the board of directors may grant options to purchase shares of the Company's stock to eligible employees, nonemployees and contractors at a price not less than 100% of the fair market value at the time of the grant for both incentive and nonstatutory stock options. Options granted under the Plan vest annually over four years from date of grant and are exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company's outstanding voting stock.

Also, during January 1996, the Company adopted the 1996 Director Stock Option Plan (the Director's Plan) pursuant to which options to acquire an aggregate of 100,000 shares of the Company's common stock may be granted to outside directors. Under the Director's Plan, 5,000 options were automatically granted to each outside director upon the completion of the Company's IPO, and thereafter 5,000 options are granted annually for each year of continued service by the outside director. Each option is granted at fair market value on the date of grant, vests one year after the date of grant and is exercisable for ten years.

A summary of the status of the Company's two stock option plans at December 28, 1997 and December 29, 1996 and changes during the fiscal years then ended is presented in the table and narrative below:

                                        Year Ended                     Year Ended
                                     December 28, 1997              December 29, 1996
                                ----------------------------   ---------------------------
                                            Weighted Average              Weighted Average
                                 Shares      Exercise Price     Shares     Exercise Price
                                --------    ----------------   --------   ----------------
Outstanding, beginning of
   Period. . . . . . . . .       200,000        $  4.41              --       $    --
Granted. . . . . . . . . .       356,000           4.63         200,000          4.41
Exercised. . . . . . . . .            --             --              --            --
Forfeited. . . . . . . . .        10,000           2.00              --            --
Expired. . . . . . . . . .            --             --              --            --
                                --------        --------       --------       -------
Outstanding, end of
   Period. . . . . . . . .       546,000         $ 4.55         200,000       $  4.41
                                --------        --------       --------       -------
                                --------        --------       --------       -------
Exercisable, end of
   Period. . . . . . . . .       137,750                         35,000       $  4.13
                                --------                       --------       -------
                                --------                       --------       -------
Weighted average fair value
   Of options granted. . .      $   3.22                       $   2.63
                                --------                       --------
                                --------                       --------


The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                         1997           1996
                                                         ------         ------
     Net Loss                As Reported            $(1,039,520)     $(703,592)
                             Pro Forma               (1,370,375)      (788,602)
     Diluted EPS             As Reported                  (0.20)         (0.17)
                             Pro Forma                    (0.26)         (0.19)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.01% and 6.96%; no expected dividend yields; expected lives of 7 and 5 years; and expected volatility of 85.06% and 60.73%.

6.   COMMITMENTS AND CONTINGENCIES:

LEGAL PROCEEDINGS

The Company is involved in various legal actions rising in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of the Company.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors, executive officers and nominees for director of the Company are as follows:

Name                         Age      Position(s)
----                         ---      -----------
William F. Rolinski           50      Chief Executive Officer, President and Director

Gary J. Hewett                35      Executive Vice President and Chief Operating Officer

Anthony P. Dombrowski         37      Chief Financial Officer and Treasurer

Blair A. Murphy, D.O.         44      Director

Henry T. Siwecki              53      Director

Casimer I. Zaremba            77      Director


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

     Anthony P. Dombrowski became the Chief Financial Officer of the Company in May 1996. He acted as a consultant to the Company, in the capacity of Chief Financial Officer, from January 1996 to May 1996. From February 1995 to May 1996, Mr. Dombrowski operated his own financial and consulting business. Mr. Dombrowski began his career with Price Waterhouse LLP in 1982. From 1989 to 1995, Mr. Dombrowski was the Chief Financial Officer of Ward Lake.

     Blair A. Murphy, D.O. is a founder of the Company and has been a director since its formation in 1993. Dr. Murphy has been a urological surgeon since 1990 and is presently a self-employed physician.

     Henry T. Siwecki has been a director since August 1995. For more than the last five years, Mr. Siwecki has been the sole owner and president of Siwecki Construction, Inc., a commercial and residential contractor.

     Casimer I. Zaremba, a founder of the Company who has been a director since its formation in 1993, has decided not to seek reelection to the Board. Mr. Zaremba has been a private investor for more than the past five years.

     The Company's non-employee directors receive options pursuant to the 1996 Director Stock Option Plan. Management members of the Board receive no compensation as Board members. Board members are paid their expenses, if any, which are incurred solely to participate in meetings of the Board or Board committees.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission. Such officers, directors and shareholders are required by the Commission to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of reports filed with the Commission during 1997, all applicable Section 16(a) filing requirements have been met.

ITEM 10   EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers who received in excess of $100,000 for services rendered to the Company during 1997, 1996 and 1995. The Company has no formalized employment agreements with its executive officers.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION            LONG-TERM COMPENSATION AWARDS
                                         ----------------------------   -------------------------------------
                                                                              SHARES OF COMMON STOCK
      NAME AND PRINCIPAL POSITION          YEAR            SALARY               UNDERLYING OPTIONS
  -----------------------------------    ----------     -------------   -------------------------------------
William F. Rolinski                       1997           $  167,308                    75,000
  Chief Executive Officer                 1996              134,038                        --
                                          1995(1)            34,000                        --

Gary J. Hewett                            1997           $  152,061                   125,000
  Executive Vice President and            1996(2)           101,445                    55,000
  Chief Operating Officer                 1995                   --                        --

Anthony P. Dombrowski                     1997           $  102,615                    60,000
  Chief Financial Officer and             1996(3)           112,516                    33,000
  Treasurer                               1995               15,300                        --

----------------------
(1)  Prior to May 26, 1995, Mr. Rolinski was not paid for his services.
(2)  Mr. Hewett's employment with the Company began on April 1, 1996.
(3)  Mr. Dombrowski's employment with the Company began on May 1, 1996.

     The following tables summarize stock option grants and exercises during 1997 to or by the executive officers set forth below and certain other information relative to such stock options.

                       OPTION GRANTS IN FISCAL YEAR 1997

                                    NUMBER OF
                                   SECURITIES              PERCENT OF TOTAL
                                   UNDERLYING               OPTIONS GRANTED                EXERCISE OR
                                     OPTIONS                TO EMPLOYEES IN                 BASE PRICE             EXPIRATION
            NAME                     GRANTED                  FISCAL YEAR                  ($/SHARE)(1)               DATE
----------------------------   ------------------   -------------------------------   ----------------------   -----------------
William F. Rolinski                  75,000                     25.9%                         $4.75                 9/29/07
Gary J. Hewett                      125,000                     43.1%                         $4.75                 9/29/07
Anthony P. Dombrowski                60,000                     20.7%                         $4.75                 9/29/07

----------------------------
(1) Fair market value per share on the date of grant, in accordance with the Company's 1996 Stock Option Plan.

       AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND FISCAL YEAR END
                                  OPTION VALUES

                                                                    NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                SHARES                           OPTIONS AT FISCAL YEAR END             AT FISCAL YEAR END(1)
                              ACQUIRED ON         VALUE       --------------------------------    --------------------------------
           NAME                EXERCISE         REALIZED        EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
-------------------------  -----------------  -------------   ---------------   ---------------   ---------------  ---------------
William F. Rolinski                  --              --               --            75,000                  --        $  56,250
Gary J. Hewett                       --              --           17,500           162,500           $  20,625        $  90,625
Anthony P. Dombrowski                --              --           10,500            82,500           $  12,375        $  46,875

-------------------------
(1) Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information as of March 1, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, nominee for director, and executive officer named in the "Summary Compensation Table" above and (iii) the directors and executive officers as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.

                                                      SHARES        PERCENT
                                                   BENEFICIALLY        OF
 NAME AND ADDRESS                                    OWNED(1)         CLASS
-----------------------------------                ------------   ------------
Perkins Capital Management, Inc.(2). . . . . .      1,031,600         17.8
     730 East Lake Street
     Wayzata, Minnesota 55391
William F. Rolinski(3) . . . . . . . . . . . .        840,608         15.9
Casimer I. Zaremba(3)(4)(5). . . . . . . . . .        685,007         12.9
Blair A. Murphy, D.O.(3)(4). . . . . . . . . .        645,007         12.2
The Perkins Opportunity Fund(6). . . . . . . .        600,000         10.7
     730 East Lake Street
     Wayzata, Minnesota 55391
Henry T. Siwecki(3)(4)(7). . . . . . . . . . .        146,989          2.7
Gary J. Hewett(8). . . . . . . . . . . . . . .         17,500            *
Anthony P. Dombrowski(9) . . . . . . . . . . .         15,500            *
All Directors and Executive Officers as a
  Group (6 persons)(7)(10) . . . . . . . . . .      2,350,611         43.9

---------------
*Represents less than one percent.

(1) Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.
(2) As set forth in Schedule 13G filed with the Commission by Perkins Capital Management, Inc. ("PCM") and The Perkins Opportunity Fund ("POF") on February 12, 1998. Includes (i) 214,800 shares of Common Stock owned by the clients of PCM, (ii) 216,800 shares of Common Stock subject to currently exercisable warrants owned by the clients of PCM, (iii) 300,000 shares of Common Stock owned by POF, and (iv) 300,000 shares of Common Stock subject to currently exercisable warrants owned by POF. PCM has (i) sole power to vote 377,000 shares of Common Stock, including 300,000 shares of Common Stock owned by POF, and (ii) sole power to dispose of 1,031,600 shares of Common Stock, including 300,000 shares of Common Stock owned by POF and 300,000 shares of Common Stock subject to currently exercisable warrants owned by POF. PCM disclaims beneficial ownership of the securities owned by POF.
(3) Substantially all of the shares beneficially owned by Messrs. Rolinski, Zaremba, Murphy and Siwecki are subject to a three-year escrow agreement with Norwest Bank Minnesota, National Association, the Company and the Commissioner of Commerce for the State of Minnesota dated June 7, 1996.
(4) Includes 10,000 shares of Common Stock subject to currently exercisable options.
(5) Beneficial ownership of 450,005 of these shares is shared with Walter Zaremba, Casimer Zaremba's brother.
(6) As set forth in Schedule 13G filed with the Commission by PCM and POF on February 12, 1998. Includes 300,000 shares of Common Stock subject to currently exercisable warrants. Ownership of ten percent or more of the outstanding stock of the Company requires the prior approval of the Michigan Liquor Control Commission. As a result, the warrants held by POF cannot be exercised in their entirety without such approval.

(7) Includes 6,000 shares of Common Stock subject to currently exercisable warrants.
(8)  Represents shares of Common Stock subject to currently exercisable options.
(9) Includes 10,500 shares of Common Stock subject to currently exercisable options.
(10) Includes 58,000 shares of Common Stock subject to currently exercisable options.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company issued a promissory note for $250,000, with annual interest thereon at nine percent, to Casimer I. Zaremba, a director of the Company, on March 17, 1995 which was due and payable on May 17, 1995. A portion of the proceeds of the December 1995 pre-bridge financing (the "Pre-Bridge Financing") was used to repay $50,000 borrowed thereunder. On April 10, 1996, the Company and Casimer I. Zaremba agreed to replace such promissory note with a new promissory note for $175,000, with annual interest thereon at nine percent. A portion of the proceeds of the February 1996 bridge financing (the "Bridge Financing") was used to repay $50,000 borrowed thereunder. The Company also used a portion of the proceeds of its initial public offering to fully retire this promissory note. The Company believes the terms of its transactions with Casimer I. Zaremba were no less favorable to the Company than those that could be obtained from unaffiliated third parties.

     The Company entered into a $750,000 revolving credit facility with Gornick Holdings Ltd. Partnership. Prior to the Pre-Bridge and Bridge Financings, the Company had borrowed $250,000 under this credit facility. Messrs. Rolinski, Murphy, Zaremba and Siwecki, shareholders of the Company, guaranteed repayment of this facility. A portion of the proceeds of the Pre-Bridge and Bridge Financings was used to repay the $250,000 borrowed thereunder. The revolving credit facility was terminated by the Company on April 1, 1996.

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

ITEM 13   EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Restated Articles of Incorporation (incorporated by reference to the Company's Current Report on Form 8-K, filed on October 3, 1997 (File No. 0-20845)).
          3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
          4.1 Specimen Form of the Company's Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
          4.2 Form of Warrant Agreement (including Form of Redeemable Class A Warrant) (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
          4.3 Form of Subscription and Investment Representation Agreement, dated December 1995, between the Company and Pyramid Partners, LP (including Form of Convertible Secured Promissory Note, Form of Non-Convertible Secured Promissory Note and Form of Warrant) (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
          10.1   1996 Stock Option Plan.

          10.2 1996 Director Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
          10.3 Loan Agreement dated July 28, 1995, by and among the Company, William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I. Zaremba and NBD Bank (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
          10.4 Escrow Agreement dated June 7, 1996, by and among the Company, William F. Rolinski, Dr. Blair A. Murphy, Casimer I. Zaremba, Henry T. Siwecki, Norwest Bank Minnesota, National Association, and the Commissioner of Commerce for the State of Minnesota (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on March 31, 1997 (File No. 0-20845)).
          10.5 Real Estate Purchase and Leaseback Agreement by and between Eyde Brothers Development Co., Landlord, and the Company, Tenant, dated April 11, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
          10.6 Lease Agreement by and between Eyde Brothers Development Co., Landlord, and the Company, Tenant, dated April 11, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
          10.7 Real Estate Purchase and Leaseback Agreement by and between Michael G. Eyde, Landlord, and the Company, Tenant, dated August 1, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on August 12, 1997 (File No. 0-20845)).
          10.8 Lease Agreement by and between Michael G. Eyde, Landlord, and the Company, Tenant, dated October 1, 1997.
          10.9 Stock Option Agreement dated August 1, 1997, between the Company and Michael G. Eyde.
          23.1   Consent of Independent Public Accountants.
          24.1   Power of Attorney (included on signature page to Form 10-KSB).
          27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K

          (1) The Company's Current Report on Form 8-K, filed October 3, 1997 (File No. 0-20845), relating to (i) the Company filing Restated Articles of Incorporation with the Michigan Department of Commerce, (ii) the opening of a Big Buck Brewery & Steakhouse in Auburn Hills, Michigan, and (iii) the Company changing its name from Michigan Brewery, Inc. to Big Buck Brewery & Steakhouse, Inc.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan on March 23, 1998.


                                  BIG BUCK BREWERY & STEAKHOUSE, INC.

                                  By  /s/ William F. Rolinski
                                    -------------------------------------------
                                          William F. Rolinski
                                          President and Chief Executive Officer
                                          (principal executive officer)


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

             Signature                                      Title                              Date
             ---------                                      -----                              ----
     /s/ William F. Rolinski                 President, Chief Executive Officer and       March 23, 1998
---------------------------------------      Director (Principal Executive Officer)
         William F. Rolinski


     /s/ Anthony P. Dombrowski               Chief Financial Officer (Principal           March 23, 1998
---------------------------------------      Accounting Officer and Principal
        Anthony P. Dombrowski                Financial Officer)


     /s/ Blair A. Murphy                     Director                                     March 23, 1998
---------------------------------------
           Blair A. Murphy


     /s/ Henry T. Siwecki                    Director                                     March 23, 1998
---------------------------------------
          Henry T. Siwecki


                                             Director
---------------------------------------
         Casimer I. Zaremba

                                  INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
  3.1     Restated Articles of Incorporation (incorporated by reference to the
          Company's Current Report on Form 8-K, filed on October 3, 1997 (File
          No. 0-20845)).
  3.2     Amended and Restated Bylaws (incorporated by reference to the
          Company's Registration Statement on Form SB-2, filed on April 15, 1996
          (File No. 333-3548)).
  4.1     Specimen Form of the Company's Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form SB-2,
          filed on April 15, 1996 (File No. 333-3548)).
  4.2     Form of Warrant Agreement (including Form of Redeemable Class A
          Warrant) (incorporated by reference to the Company's Registration
          Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
  4.3     Form of Subscription and Investment Representation Agreement, dated
          December 1995, between the Company and Pyramid Partners, LP (including
          Form of Convertible Secured Promissory Note, Form of Non-Convertible
          Secured Promissory Note and Form of Warrant) (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
  10.1    1996 Stock Option Plan.
  10.2    1996 Director Stock Option Plan (incorporated by reference to the
          Company's Registration Statement on Form SB-2, filed on April 15, 1996
          (File No. 333-3548)).
  10.3    Loan Agreement dated July 28, 1995, by and among the Company, William
          F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I. Zaremba
          and NBD Bank (incorporated by reference to the Company's Registration
          Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
  10.4    Escrow Agreement dated June 7, 1996, by and among the Company, William
          F. Rolinski, Dr. Blair A. Murphy, Casimer I. Zaremba, Henry T.
          Siwecki, Norwest Bank Minnesota, National Association, and the
          Commissioner of Commerce for the State of Minnesota (incorporated by reference to the Company's Annual Report on Form 10-KSB, filed on
          March 31, 1997 (File No. 0-20845)).
  10.5    Real Estate Purchase and Leaseback Agreement by and between Eyde
          Brothers Development Co., Landlord, and the Company, Tenant, dated
          April 11, 1997 (incorporated by reference to the Company's Quarterly
          Report on Form 10-QSB, filed on May 9, 1997 (File No.  0-20845)).
  10.6    Lease Agreement by and between Eyde Brothers Development Co.,
          Landlord, and the Company, Tenant, dated April 11, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No.  0-20845)).
  10.7    Real Estate Purchase and Leaseback Agreement by and between Michael G.
          Eyde, Landlord, and the Company, Tenant, dated August 1, 1997
          (incorporated by reference to the Company's Quarterly Report on Form
          10-QSB, filed on August 12, 1997 (File No.  0-20845)).
  10.8    Lease Agreement by and between Michael G. Eyde, Landlord, and the
          Company, Tenant, dated October 1, 1997.
  10.9    Stock Option Agreement dated August 1, 1997, between the Company and
          Michael G. Eyde.
  23.1    Consent of Independent Public Accountants.
  24.1    Power of Attorney (included on signature page to Form 10-KSB).
  27.1    Financial Data Schedule.