Form 10QSB
period 1998-03-29
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1998-05-13
CIK 1009652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                              ------------------

                                 FORM 10-QSB



/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998



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

     Yes   X    No      .
         -----     -----

     As of May 8, 1998, there were outstanding 5,285,000 shares of common stock, $.01 par value, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I         FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  1

     ITEM 1    Financial Statements

               Balance Sheets as of  March 29, 1998 and December 28, 1997. . . . .  1

               Statements of Operations for the three months ended March 29,
               1998 and March 30, 1997 . . . . . . . . . . . . . . . . . . . . . .  2

               Statements of Cash Flows for the three months ended
               March 29, 1998 and March 30, 1997 . . . . . . . . . . . . . . . . .  3

               Condensed Notes to Financial Statements . . . . . . . . . . . . . .  4

     ITEM 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . . .  5

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

     ITEM 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  9

                                    PART I

ITEM 1         Financial Statements

                     BIG BUCK BREWERY & STEAKHOUSE, INC.

                                BALANCE SHEETS

                                                              March 29,         December 28,
                                                                 1998               1997
                                                            -------------     ----------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                       $   439,234       $   354,015
  Sale and Leaseback Financing Receivable                         50,000           749,650
  Accounts receivable                                             71,264           170,460
  Inventories                                                    289,212           289,805
  Preopening expenses, net                                             -           348,581
  Prepaids and other                                             161,480           171,766
                                                             -----------       -----------
        Total current assets                                   1,011,190         2,084,277
PROPERTY AND EQUIPMENT, net                                   18,509,945        18,340,043
OTHER ASSETS, net                                                425,585           383,301
                                                             -----------       -----------
                                                             $19,946,720       $20,807,621
                                                             -----------       -----------
                                                             -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $   750,473       $   843,430
  Accrued expenses                                               521,961           735,727
  Current maturities of long-term debt                           249,042           249,824
                                                             -----------       -----------
        Total current liabilities                              1,521,476         1,828,981
LONG-TERM DEBT, less current maturities                        7,210,215         7,274,558
                                                             -----------       -----------
        Total liabilities                                      8,731,691         9,103,539
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000
    shares authorized; 5,285,000 shares
    issued and outstanding                                        52,850            52,850
  Warrants                                                       153,650           153,650
  Additional paid-in capital                                  13,240,694        13,240,694
  Accumulated deficit                                         (2,232,165)       (1,743,112)
                                                             -----------       -----------
        Total shareholders' equity                            11,215,029        11,704,082
                                                             -----------       -----------
                                                             $19,946,720       $20,807,621
                                                             -----------       -----------
                                                             -----------       -----------

         The accompanying notes are an integral part of these balance sheets.

                     BIG BUCK BREWERY & STEAKHOUSE, INC.

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                                  Three Months Ended
                                                           --------------------------------
                                                           March 29, 1998    March 30, 1997
                                                           --------------    --------------

REVENUE:
  Restaurant sales                                          $  3,815,738     $   1,029,744
  Wholesale beer and gift shop sales                             149,197            87,007
                                                            ------------     -------------
      Total revenue                                            3,964,935         1,116,751
                                                            ------------     -------------

COSTS AND EXPENSES:
  Cost of sales                                                1,359,163           364,621
  Restaurant salaries and benefits                             1,146,341           330,422
  Operating expenses                                             805,737           308,044
  Depreciation and amortization                                  187,510            96,916
                                                            ------------     -------------
      Total costs and expenses                                 3,498,751         1,100,003
                                                            ------------     -------------

  Restaurant operating income                                    466,184            16,748

  General and administrative expenses                            424,176           370,937
                                                            ------------     -------------

  Income (loss) from operations                                   42,008          (354,189)

OTHER INCOME (EXPENSE):
  Interest expense                                              (188,026)          (58,941)
  Interest income and other                                        3,512            57,944
                                                            ------------     -------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                 $   (142,506)    $    (355,186)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE FOR PREOPENING COSTS                                (346,547)                -
                                                            ------------     -------------

NET LOSS                                                    $   (489,053)    $    (355,186)
                                                            ------------     -------------
                                                            ------------     -------------

      BASIC AND DILUTED NET LOSS PER COMMON SHARE           $      (0.09)    $       (0.07)
                                                            ------------     -------------
                                                            ------------     -------------

WEIGHTED AVERAGE
SHARES OUTSTANDING                                             5,285,000         5,275,000
                                                            ------------     -------------
                                                            ------------     -------------



   The accompanying notes are an integral part of these financial statements.

                     BIG BUCK BREWERY & STEAKHOUSE, INC.

                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                           Three Months Ended   Three Months Ended
                                                                March 29,            March 30,
                                                                  1998                 1997
                                                           ------------------   ------------------
OPERATING ACTIVITIES:
  Net loss                                                    $ (489,053)         $  (355,186)
  Adjustments to reconcile net loss to cash flows used in
   operating activities-
     Depreciation and amortization                               187,510               96,916
     Cumulative effect of change in accounting for
       preopening costs                                          346,547                    -
     Change in operating assets and liabilities:
       Accounts receivable                                        99,196                    -
       Inventories                                                   593              (50,114)
       Prepaids and other                                         10,286              (17,412)
       Accounts payable                                          (92,957)             481,406
       Accrued expenses                                         (213,766)              17,029
                                                              ----------          -----------
        Net cash provided by (used in) operating activities     (151,644)             172,639
                                                              ----------          -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net                      (355,378)          (2,821,818)
  Proceeds from sale of property                                       -            2,710,000
  Increase in other assets                                       (42,284)                   -
                                                              ----------          -----------
        Net cash used in investing activities                   (397,662)            (111,818)
                                                              ----------          -----------
FINANCING ACTIVITIES:
  Payments on long-term debt                                     (65,125)             (62,894)
  Proceeds from capital lease obligations                        699,650                    -
                                                              ----------          -----------
        Net cash used provided by (used in) financing
          activities                                             637,525              (62,894)
                                                              ----------          -----------

INCREASE (DECREASE) IN CASH                                       85,219               (2,073)

CASH, beginning of period                                        354,015               28,486
                                                              ----------          -----------

CASH, end of period                                           $  439,234          $    26,395
                                                              ----------          -----------
                                                              ----------          -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                               $  193,556          $    62,304
  Income taxes paid                                                    -                    -

   The accompanying notes are an integral part of these financial statements.

                     BIG BUCK BREWERY & STEAKHOUSE, INC.

                    Condensed Notes to Financial Statements
                                March 29, 1998

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

     The unaudited balance sheet as of March 29, 1998 and the unaudited statements of operations and cash flows for the three months ended
     March 29, 1998 and March 30, 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending January 3, 1999. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Form 10-KSB for the fiscal year ended December 28, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 28, 1997 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 28, 1997.

(2) The Company adopted in the fiscal year ending December 28, 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similarly to EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15. The adoption of SFAS No. 128 had no effect on the Company's March 30, 1997
     EPS data.

     Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," effective beginning in fiscal 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have a material impact on the Company's financial position or results of oeprations as comprehensive income and net income were the same for all periods presented.

     During April 1998, the Accounting Standards Executive Committee of the America Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company has elected early implementation of the accounting standard retroactive to the beginning of 1998. The effect of this accounting change is a charge to operations for the unamortized balance of preopening costs as of December 28, 1997 of $346,547.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY
SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, FILED ON MARCH 23, 1998, FOR ADDITIONAL FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

The Company was capitalized in 1994 to develop, own and operate microbrewery/restaurants with the name "Big Buck Brewery & Steakhouse" (each a "Unit"). Until May 1995 when the Company opened its first Unit in Gaylord, Michigan; it had no operations or revenues and its activities were devoted solely to development. In March 1997, the Company opened its second Unit in Grand Rapids, Michigan. The Grand Rapids Unit's seating capacity is approximately 250 for the restaurant and bar combined. The brewing and fermenting tanks of this Unit front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000. In October 1997, the Company opened its third Unit in Auburn Hills, Michigan, a suburb of Detroit. The Auburn Hills Unit, which houses a 15-barrel brewing system, encompasses 26,372 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650.

Future revenues and profits will depend upon various factors, including market acceptance of Big Buck Units and general economic conditions. The Company's present sources of revenue are the Gaylord, Grand Rapids and Auburn Hills Units. There can be no assurances that the Company will successfully implement its expansion plans, in which case the Company will continue to be dependent on the revenues from the existing Units. The Company also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business.
Furthermore, to the extent that the Company's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

The Company's sales and results of operations are expected to fluctuate based on seasonal patterns. The Company anticipates that its highest earnings will occur in the second and third quarters. Quarterly results in the future are likely to be substantially affected by the timing of new Unit openings. Because of the seasonality of the Company's business and the impact of new Unit openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

QUARTERS ENDED MARCH 29, 1998 AND MARCH 30, 1997

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:

                                                        Three Months Ended
                                                     --------------------------
                                                     March 29,        March 30,
                                                        1998             1997
                                                     ---------        ---------
REVENUE:
  Restaurant sales                                     96.2%            92.2%
  Wholesale beer and gift shop sales                    3.8              7.8
                                                      -----            -----
      Total revenue                                   100.0            100.0
                                                      -----            -----
COSTS AND EXPENSES:
  Cost of sales                                        34.3             32.7
  Restaurant salaries and benefits                     28.9             29.6
  Operating expenses                                   20.3             27.6
  Depreciation and amortization                         4.7              8.7
                                                      -----            -----
      Total costs and expenses                         88.2             98.6
                                                      -----            -----

  Restaurant operating income                          11.8              1.4

  General and administrative expenses                  10.7             33.2
                                                      -----            -----

  Income (loss) from operations                         1.1            (31.8)

OTHER INCOME (EXPENSE):
  Interest expense                                     (4.7)            (5.3)
  Interest income and other                             0.1              5.2
                                                      -----            -----

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                   (3.5)            31.9
                                                      -----            -----

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  FOR PREOPENING COSTS                                 (8.7)               -
                                                      -----            -----

NET  LOSS                                             (12.2%)           (31.9%)
                                                      -----            -----
                                                      -----            -----

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH  29, 1998 AND MARCH 30, 1997

REVENUES

Revenues increased 255% to $3,964,935 in the quarter ended March 29, 1998 from $1,116,751 in the quarter ended March 30, 1997. The large increase is attributable to the opening of the Grand Rapids Unit on March 17, 1997 and the opening of the Auburn Hills Unit on October 1, 1997.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased $994,542 to $1,359,163 in the first quarter of 1998 compared to $364,621 for the same period in 1997. The increase is due to the opening of the Grand Rapids and Auburn Hills Units. As a percentage of revenues, cost of sales increased to 34.3% in the first quarter of 1998 as compared to 32.7% for the same period in 1997. The percentage increase is the result of higher produce costs without a menu price increase and the different sales mix at the new Auburn Hills Unit.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and worker's compensation insurance, increased $815,919 to $1,146,341 in the first quarter of 1998 compared to $330,422 for the first quarter in 1997. The large increase is due to the opening of the Grand Rapids and Auburn Hills Units. As a percentage of revenues, restaurant salaries and benefits decreased to 28.9% in the first quarter of 1998 compared to 29.6% for the same period in 1997. This decrease is due to more experienced staff, improved scheduling and a reduction in workers' compensation insurance premiums.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs increased $497,693 to $805,737 in the first quarter of 1998 compared to $308,044 for the first quarter of 1997. As a percentage of revenues, operating expenses decreased to 20.3% in the first quarter of 1998 as compared to 27.6% for the same period in 1997. This decrease is due to a continued emphasis on cost controls, improved management, reduction in insurance premiums and an increase in purchasing power.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $53,239 to $424,176 in the first quarter of 1998 compared to $370,937 for the first quarter of 1997. As a percentage of revenues, these expenses decreased to 10.7% for the first quarter of 1998 as compared to 33.2% for the first quarter of 1997. The decreased expenses as a percentage of revenues reflect the increase in total sales. As additional Units are opened by the Company, management believes that these expenses will continue to decrease as a percentage of revenues.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased $90,594 to $187,510 in the first quarter of 1998 compared to $96,916 for the first quarter of 1997. As a percentage of revenues, these expenses decreased to 4.7% in the first quarter of 1998 as compared to 8.7% for the same period in 1997. The decrease in these expenses as a percentage of revenues reflects the increase in total sales and a decrease in depreciation as a percentage of revenues for the Grand Rapids and Auburn Hills Units as compared to the Gaylord Unit.

INTEREST EXPENSE/INTEREST INCOME

Interest expense increased $129,085 to $188,026 in the first quarter of 1998 compared to $58,941 for the first quarter of 1997. As a percentage of revenues, interest expense decreased to 4.7% in the first quarter of 1998 from 5.3% for the same period in 1997. The decrease as percentage of revenues reflects the increase in total revenues. As new restaurants are added, the Company anticipates it will incur additional interest expenses.

Interest income decreased $54,432 to $3,512 in the first quarter of 1998 compared to $57,944 for the first quarter of 1997. The decrease is due to the use of the initial public offering proceeds for Unit development.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $151,644 in cash for the three months ended March 29, 1998 for operating activities, and generated $172,639 in cash for the three months ended March 30, 1997, from operating activities. At March 29, 1998, the Company had a working capital deficit of $510,286. The Company is exploring the possible issuance of debt or equity financing to increase its working capital. Since inception, the Company's principal capital requirements have been the funding of (i) Company operations and promotion of the Big Buck Brewery & Steakhouse format and (ii) the construction of the Gaylord, Grand Rapids and Auburn Hills Units and the acquisition of furniture, fixtures and equipment for such Units. Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills Units were approximately $5.8 million, $3.2 million and $9.7 million, respectively.

The Company generated $634,525 in cash from financing activities attributable to the proceeds from capital lease obligations, partially offset by payments of long-term debt. The Company spent approximately $360,000 for the payment of final construction and equipment cost for the Auburn Hills Unit during the first quarter of 1998.

The Company plans to develop and open additional Units and it will need to obtain additional financing to fulfill such expansion plans. The amount of financing required for such expansion depends on the definitive locations, site conditions, construction costs and size and type of units to be built. There can be no assurance that financing will be available on terms acceptable or favorable to the Company, or at all. Without such financing, the Company's development plans will be scaled back or eliminated.

                                   PART II

ITEM 6         Exhibits and Reports on Form 8-K

     a.   Exhibits

          11   Computation of Net Loss Per Common Share

          27   Financial Data Schedule

     b.   Reports on Form 8-K

          The registrant filed no Current Reports on Form 8-K during the quarter ended March 29, 1998.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIG BUCK BREWERY & STEAKHOUSE, INC.


Date: May 13, 1998                           By /s/ Anthony P. Dombrowski
                                                --------------------------------
                                                  Anthony P. Dombrowski
                                                  Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------
11            Computation of Net Loss Per Common Share

27            Financial Data Schedule