Form 10QSB
period 1998-06-28
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1998-08-12
CIK 1009652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                            --------------------------

                                   FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         COMMISSION FILE NUMBER 0-20845

                       BIG BUCK BREWERY & STEAKHOUSE, INC.
             (Exact Name of Registrant as Specified in its Charter)


                    MICHIGAN                           38-3196031
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

                           550 SOUTH WISCONSIN STREET
                            GAYLORD, MICHIGAN  49735
                                 (517) 731-0401
          (Address of Principal Executive Offices, including Zip Code, and Issuer's Telephone Number, including Area Code)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X            No
          ----               -----

     As of August 12, 1998, there were outstanding 5,285,000 shares of Common Stock, $0.01 par value, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                              Page
PART I         FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . 1

     ITEM 1.   Financial Statements

               Balance Sheets as of June 28, 1998 and December 28, 1997. . . . 1

               Statements of Operations for the three months ended June 28,
               1998 and June 29, 1997 and for the six months ended June 28,
               1998 and June 29, 1997. . . . . . . . . . . . . . . . . . . . . 2

               Statements of Cash Flows for the six months ended June 28,
               1998 and June 29, 1997  . . . . . . . . . . . . . . . . . . . . 3

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

PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 9

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . 9

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                                     PART I

ITEM 1.   Financial Statements


                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                                 BALANCE SHEETS


                                                     JUNE 28,      DECEMBER 28,
                                                      1998            1997
                                                   ------------    ------------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash                                             $     98,306    $    354,015
  Sale and leaseback financing receivable                50,000         749,650
  Accounts receivable                                    80,586         170,460
  Inventories                                           276,888         289,805
  Preopening expenses                                         -         348,581
  Prepaids and other                                    268,216         171,766
                                                   ------------    ------------
           Total current assets                         773,996       2,084,277
PROPERTY AND EQUIPMENT, net                          18,369,156      18,340,043
OTHER ASSETS, net                                       442,418         383,301
                                                   ------------    ------------
                                                   $ 19,585,570    $ 20,807,621
                                                   ------------    ------------
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    899,922    $     843,430
  Accrued expenses                                      441,527         735,727
  Current maturities of long-term debt                  249,761         249,824
                                                   ------------    ------------
           Total current liabilities                  1,591,210       1,828,981
LONG-TERM DEBT, less current maturities               7,148,711       7,274,558
                                                   ------------    ------------
            Total liabilities                         8,739,921       9,103,539
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
     authorized; 5,285,000 shares issued
     and outstanding                                     52,850          52,850
  Warrants                                              153,650         153,650
  Additional paid-in capital                         13,240,694         240,694
  Accumulated deficit                                (2,601,545)     (1,743,112)
                                                   ------------    ------------
           Total shareholders' equity                10,845,649      11,704,082
                                                   ------------    ------------
                                                   $ 19,585,570    $ 20,807,621
                                                   ------------    ------------
                                                   ------------    ------------


         The accompanying notes are an integral part of these balance sheets.

                               BIG BUCK BREWERY & STEAKHOUSE, INC.

                                   STATEMENTS OF OPERATIONS

                                           (Unaudited)


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                        ----------------------------   -----------------------------
                                          JUNE 28,        JUNE 29,        JUNE 28,        JUNE 29,
                                            1998            1997            1998            1997
                                        ------------    ------------   -------------    ------------
REVENUE:
  Restaurant sales                      $  3,440,741    $  1,648,012   $   7,256,480    $  2,677,757
  Wholesale beer and gift shop sales         171,018         127,589         320,218         214,596
                                        ------------    ------------   -------------    ------------
     Total revenue                         3,611,759       1,775,601       7,576,698       2,892,353
                                        ------------    ------------   -------------    ------------

COSTS AND EXPENSES:
  Cost of sales                            1,248,514         614,392       2,607,675         979,013
  Restaurant salaries and benefits         1,085,627         504,663       2,231,967         827,206
  Operating expenses                         839,265         369,830       1,645,006         685,753
  Depreciation and amortization              187,811         129,179         375,319         226,095
                                        ------------    ------------   -------------    ------------
     Total costs and expenses              3,361,217       1,618,064       6,859,967       2,718,067
                                        ------------    ------------   -------------    ------------

  Restaurant operating income                250,542         157,537         716,731         174,286

  General and administrative expenses        434,767         353,858         858,944         714,774

LOSS FROM OPERATIONS                        (184,225)       (196,321)       (142,213)       (540,488)

OTHER INCOME (EXPENSE):
  Interest expense                          (187,044)        (91,442)       (375,070)       (150,383)
  Interest income                              1,938          29,800           5,450          77,723
                                        ------------    ------------   -------------    ------------
     Total other income (expense)           (185,106)        (61,642)       (369,620)        (72,660)

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE            (369,331)       (257,963)       (511,833)       (613,148)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE FOR
  START-UP COSTS                                   -               -        (346,547)              -
                                        ------------    ------------   -------------    ------------
NET LOSS                                ($  369,331)    ($  257,963)   ($    858,380)    ($  613,148)
                                        ------------    ------------   -------------    ------------

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE BEFORE CHANGE
  IN ACCOUNTING PRINCIPLE                    ($0.07)         ($0.05)          ($0.09)         ($0.12)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                             -               -          ($0.07)              -

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                               ($0.07)         ($0.05)          ($0.16)         ($0.12)
                                        ------------    ------------   -------------    ------------

BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING               5,285,000       5,275,000       5,285,000       5,275,000
                                        ------------    ------------   -------------    ------------



      The accompanying notes are an integral part of these financial statements.

                          BIG BUCK BREWERY & STEAKHOUSE, INC.

                                STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                                     SIX MONTHS ENDED
                                                               ---------------------------
                                                                 JUNE 28,        JUNE 29,
                                                                   1998            1997
                                                               -----------      ----------
OPERATING ACTIVITIES:
  Net loss                                                       ($858,380)       ($613,148)
  Adjustments to reconcile net loss to cash flows used in
     operating activities-
            Depreciation and amortization                          375,319         229,195
            Loss on sale of property                                     -           3,100
            Cumulative effect of change in accounting
               for start-up costs                                  346,547               -
            Change in operating assets and liabilities:
               Accounts receivable                                  89,874               -
               Inventories                                          12,917         (50,794)
               Prepaids and other                                  (96,450)        (86,444)
               Accounts payable                                     56,492        (174,442)
               Accrued expenses                                   (294,300)        162,865
                                                               -----------      ----------
            Net cash used in operating activities                 (367,981)       (529,668)
                                                               -----------      ----------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net                        (393,268)     (4,413,846)
  Increase in other assets                                         (68,300)              -
                                                               -----------      ----------
     Net cash used in investing activities                        (461,568)     (4,413,846)
                                                               -----------      ----------

FINANCING ACTIVITIES:
  Payments on long-term debt                                      (125,810)       (125,526)
  Proceeds from sale of short-term investments                           -       3,710,000
  Proceeds from capital lease obligations                          699,650       1,400,000
                                                               -----------      ----------
     Net cash provided by financing activities                     573,840       4,984,474
                                                               -----------      ----------
INCREASE (DECREASE) IN CASH                                       (255,709)         40,960

CASH, beginning of period                                          354,015          28,468
                                                               -----------      ----------
CASH, end of period                                              $  98,306      $   69,428
                                                               -----------      ----------
                                                               -----------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $ 381,631      $  151,639
  Income taxes paid                                                      -               -


   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                     Condensed Notes to Financial Statements
                                  June 28, 1998

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited financial statements included herein have been prepared by Big Buck Brewery & Steakhouse, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

     The unaudited balance sheet as of June 28, 1998 and the unaudited statements of operations and cash flows for the three and the six months ended June 28, 1998 and June 29, 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending January 3, 1999. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Form 10-KSB for the year ended December 28, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 28, 1997 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 28, 1997.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company adopted in the fiscal year ended December 28, 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similarly to EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period price required by APB No. 15. The adoption of SFAS No. 128 had no effect on the Company's June 29, 1997 EPS data.

     SFAS No. 130, "Reporting Comprehensive Income," effective beginning in fiscal 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have an impact on the Company's financial position or results of operations as comprehensive income and net income were the same for all periods presented.

     During April 1998, the Accounting Standards Executive Committee of the America Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company has elected early implementation of the new accounting standard retroactive to the beginning of 1998. The effect of this accounting change was to charge operations the unamortized balance of preopening costs as of December 28, 1997 of $346,547.

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

OVERVIEW

The Company was capitalized in 1994 to develop, own and operate microbrewery/restaurants with the name "Big Buck Brewery & Steakhouse" (each a "Unit"). Until May 1995, when the Company opened its first Unit in Gaylord, Michigan, it had no operations or revenues and its activities were devoted solely to development. The Gaylord Unit, which seats approximately 350 in the restaurant and bar combined, adjoins I-75 approximately 200 miles north of Detroit. In March 1997, the Company opened its second Unit in Grand Rapids, Michigan. The Grand Rapids Unit's seating capacity is approximately 250 in the restaurant and bar combined. The brewing and fermenting tanks of this Unit front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000. In October 1997, the Company opened its third Unit in Auburn Hills, Michigan, a suburb of Detroit. The Auburn Hills Unit, which houses a 15-barrel brewing system, encompasses 26,372 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650.

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

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:


                                          Three      Three       Six      Six
                                          Months     Months     Months   Months
                                           Ended     Ended      Ended    Ended
                                         June 28,    June 29,  June 28,  June 29,
                                          1998         1997     1998      1997
                                         ------      ------     -----    -----
REVENUE:
  Restaurant sales                         95.3%      92.8%      95.8%    92.6%
  Wholesale beer and gift shop sales        4.7%       7.2%       4.2%     7.4%
                                         ------      ------     -----    -----
         Total revenue                    100.0%     100.0%     100.0%   100.0%
                                         ------      ------     -----    -----

COST AND EXPENSES:
  Cost of sales                            34.6%      34.6%      34.4%    33.9%
  Restaurant salaries and benefits         30.1%      29.1%      29.5%    29.3%
  Operating expenses                       23.2%      20.2%      21.7%    23.0%
  Depreciation and amortization             5.2%       7.3%       4.9%     7.8%
                                         ------      ------     -----    -----
         Total costs and expenses          93.1%      91.2%      90.5%    94.0%
                                         ------      ------     -----    -----
  Restaurant operating income               6.9%       8.8%       9.5%     6.0%

  General and administrative expenses      12.0%      19.8%      11.3%    25.0%
                                         ------      ------     -----    -----
LOSS FROM OPERATIONS                       (5.1%)    (11.0%)     (1.8%)  (19.0%)

OTHER INCOME (EXPENSE):
  Interest expense                         (5.2%)     (5.2%)     (5.0%)   (5.2%)
  Interest income                           0.1%       1.7%       0.1%     3.0%
  Loss on sale of property                  0.0%      (0.2%)      0.0%    (0.1%)
                                         ------      ------     -----    -----
     Total other income (expense)          (5.1%)     (3.7%)     (4.9%)   (2.3%)

LOSS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE      (10.2%)    (14.5%)     (6.7%)  (21.2%)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE FOR
  START-UP COSTS                            -          -         (4.6%)    -

NET LOSS                                  (10.2%)    (14.5%)    (11.3%)  (21.2%)
                                         ------      ------     -----    -----
                                         ------      ------     -----    -----


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

REVENUES

Revenues increased 103% to $3,611,759 in the quarter ended June 28, 1998 from $1,775,601 in the quarter ended June 29, 1997. Revenues increased 162% to $7,576,698 for the six months ended June 28, 1998 from $2,892,353 for the comparable period in 1997. The large increases are attributable to the opening of the Grand Rapids Unit on March 17, 1997 and the opening of the Auburn Hills Unit on October 1, 1997.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased 103% to $1,248,514 in the second quarter of 1998 compared to the second quarter of 1997, and increased 166% to $2,607,675 for the six months ended June 28, 1998 compared to the comparable period in 1997. As a percentage of revenues, cost of sales represented 34.6% for the second quarter of both 1998 and 1997, and increased to 34.4% for the six months ended June 28, 1998 from 33.9% for the comparable period in 1997. The percentage increase is the result of higher produce costs incurred during 1998.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 115% to $1,085,627 in the second quarter of 1998 compared to the second quarter in 1997, and increased 170% to $2,231,967 for the six months ended June 28, 1998 compared to the comparable period in 1997. The large increases are due to the opening of the Grand Rapids and Auburn Hills Units. As a percentage of revenues, restaurant salaries and benefits increased to 30.1% in the second quarter of 1998 compared to 29.1% in 1997, and increased to 29.5% for the six months ended June 28, 1998 compared to 29.3% for the comparable period in 1997. These increases are due to additional training of the staff at the larger Auburn Hills Unit and the implementation of a discretionary Unit-level manager bonus plan.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 127% to $839,265 in the second quarter of 1998 compared to the second quarter of 1997, and increased 140% to $1,645,006 for the six months ended June 28, 1998 compared to the comparable period in 1997. As a percentage of revenues, operating expenses increased to 23.2% in the second quarter of 1998 as compared to 20.2% for the second quarter in 1997, and decreased to 21.7% for the six months ended June 28, 1998 from 23.0% for the comparable period in 1997. The increase for the quarter is the result of additional spending on advertising and promotional programs. The decrease for the six month period ended June 28, 1998 is due to a reduction in insurance costs.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 45% to $187,811 in the second quarter of 1998 compared to the second quarter of 1997, and increased 66% to $375,319 for the six months ended June 28, 1998 compared to the comparable period in 1997. As a percentage of revenues, these expenses decreased to 5.2% in the second quarter of 1998 as compared to 7.3% for the same quarter in 1997, and decreased to 5.0% for the six months ended June 28, 1998 from 7.8% for the comparable period in 1997. The decreases in these expenses as a percentage of revenues reflects the increase in total sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 24% to $434,767 in the second quarter of 1998 compared to the second quarter in 1997, and increased 21% to $858,944 for the six months ended June 28, 1998 compared to the comparable period in 1997. As a percentage of revenues, these expenses decreased to 12.0% in the second quarter of 1998 from 19.8% for the same quarter of 1997, and decreased to 11.3% for the six months ended June 28, 1998 from 25.0% for the comparable period in 1997. The decreased expenses as a percentage of revenues reflect the increase in total sales. As additional Units are opened by the Company, management believes that these expenses will continue to decrease as a percentage of revenues.

INTEREST EXPENSE/INTEREST INCOME

Interest expense increased $95,602 to $187,044 in the second quarter of 1998 compared to second quarter of 1997, and increased $224,687 to $375,070 for the six months ended June 28, 1998 compared to the comparable period in 1997. As a percentage of revenues, interest expense remained at 5.2% for the second quarter of 1998 as compared to the second quarter of 1997, and decreased to 5.0% for the six months ended June 28, 1998 from 5.2% for the comparable period in 1997. As new restaurants are added, the Company anticipates it will incur additional interest expense.

Interest income decreased $27,682 to $1,938 in the second quarter of 1998 compared to $29,800 for the second quarter of 1997, and decreased $72,273 to $5,450 for the six months ended June 28, 1998 from $77,723 for the comparable period in 1997. The decrease is the result of the use of the initial public offering proceeds for completion of the Grand Rapids and Auburn Hills Units.

CHANGE IN ACCOUNTING PRINCIPLE

The Company has elected early adoption of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change is to charge to operations the unamortized balance of preopening costs as of December 28, 1997 of $346,547.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $367,981 in cash for the six months ended June 28, 1998, and used $529,668 in cash for the six months ended June 29, 1997, for operating activities. At June 28, 1998, the Company had a working capital deficit of $817,214. In order to fund operations in the short term, the Company intends to use cash provided by the operations of its three existing Units. The Company is also exploring the possible issuance of equity securities to increase its working capital.

Since inception, the Company's principal capital requirements have been the funding of (i) Company operations and promotion of the Big Buck Brewery & Steakhouse format and (ii) the construction of the Gaylord, Grand Rapids and Auburn Hills Units and the acquisition of furniture, fixtures and equipment for such Units. The total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills Units were approximately $5.8 million, $3.2 million and $9.7 million, respectively.

During the six months ended June 28, 1998, the Company generated $573,790 in cash from the financing activities attributable to the proceeds from capital lease obligations, partially offset by payments of long-term debt. The Company spent approximately $393,000 for final construction and equipment costs at the Auburn Hills Unit during the six months ended June 28, 1998.

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

          a.   The Annual Meeting of Shareholders was held on June 10, 1998.

          b.   The following directors were elected at the Annual Meeting of
               Shareholders:

                    William F. Rolinski
                    Blair A. Murphy
                    Henry T. Siwecki
                    Casimer I. Zaremba

          c. Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

               (1) To elect four directors for the ensuing year and until their successors shall be elected and duly qualified.



                                            For      Withhold
                                          ---------  --------
                    William F. Rolinski   4,285,450    6,702
                    Blair A. Murphy       4,279,596   12,556
                    Henry T. Siwecki      4,279,596   12,556
                    Casimer I. Zaremba    4,268,796   23,356


               (2) To ratify and approve the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending January 3, 1999.


                              For:    4,462,294      Against:  6,100
                              Abstain:    7,226      Non-Votes:    0


ITEM 6    Exhibits and Reports on Form 8-K

          a.   Exhibits

               27   Financial Data Schedule

          b.   Reports on Form 8-K

               The registrant filed no Current Reports on Form 8-K during the quarter ended June 28, 1998

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BIG BUCK BREWERY & STEAKHOUSE,  INC.


Date: August 12, 1998                    By /s/ Anthony P. Dombrowski
                                            -----------------------------------
                                            Anthony P. Dombrowski
                                            Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibit
      Number        Description
     -------        --------------
     27             Financial Data Schedule
