Form 10QSB
period 1998-09-27
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1998-11-12
CIK 1009652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                  ------------------

                                     FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

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

     As of November 12, 1998, there were outstanding 5,285,000 shares of Common Stock, $0.01 par value, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS


                                                                                      Page
PART I      FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .    1

      ITEM 1.  Financial Statements

               Balance Sheets as of September 27, 1998 and December 28, 1997 . . . .    1

               Statements of Operations for the three months ended September 27,
               1998 and September 28, 1997 and for the nine months ended
               September 27, 1998 and September 28, 1997 . . . . . . . . . . . . . .    2

               Statements of Cash Flows for the nine months ended September 27,
               1998 and September 28, 1997 . . . . . . . . . . . . . . . . . . . . .    3

               Condensed Notes to Financial Statements . . . . . . . . . . . . . . .    4

      ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . . . .    5

PART II     OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

      ITEM 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .   10

      ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .   10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                                        PART I

ITEM 1.   Financial Statements

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                                    BALANCE SHEETS


                                                                     SEPTEMBER 27,     DECEMBER 28,
                                                                        1998              1997
                                                                    --------------    --------------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                              $    163,764      $    354,015
  Sale and leaseback financing receivable                                     --           749,650
  Accounts receivable                                                    124,872           170,460
  Inventories                                                            288,940           289,805
  Preopening expenses                                                         --           348,581
  Prepaids and other                                                     291,682           171,766
                                                                    ------------      ------------
           Total current assets                                          869,258         2,084,277
PROPERTY AND EQUIPMENT, net                                           18,332,115        18,340,043
OTHER ASSETS, net                                                        541,116           383,301
                                                                    ------------      ------------
                                                                     $19,742,489       $20,807,621
                                                                    ------------      ------------
                                                                    ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,208,932      $    843,430
  Accrued expenses                                                       498,304           735,727
  Current maturities of long-term debt                                   245,830           249,824
                                                                    ------------      ------------
           Total current liabilities                                   1,953,066         1,828,981
LONG-TERM DEBT, less current maturities                                7,089,199         7,274,558
                                                                    ------------      ------------
            Total liabilities                                          9,042,265         9,103,539
                                                                    ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares authorized;
     5,285,000 shares issued and outstanding                              52,850            52,850
  Warrants                                                               153,650           153,650
  Additional paid-in capital                                          13,240,694        13,240,694
  Accumulated deficit                                                 (2,746,970)       (1,743,112)
                                                                    ------------      ------------
           Total shareholders' equity                                 10,700,224        11,704,082
                                                                    ------------      ------------
                                                                     $19,742,489       $20,807,621
                                                                    ------------      ------------
                                                                    ------------      ------------

         The accompanying notes are an integral part of these balance sheets.

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                               STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                                                   THREE MONTHS                      NINE MONTHS
                                                                      ENDED                             ENDED
                                                           ----------------------------    ----------------------------
                                                             SEPTEMBER      SEPTEMBER         SEPTEMBER       SEPTEMBER
                                                             27, 1998        28, 1997          27, 1998       28, 1997
                                                           ------------   -------------    -------------  -------------
REVENUE:
  Restaurant sales                                         $ 3,871,472    $ 1,987,086      $ 11,127,951   $  4,664,842
  Wholesale beer and gift shop sales                           217,721        175,513           537,937        390,108
                                                           -----------    -----------      ------------   ------------
    Total revenue                                            4,089,193      2,162,599        11,665,888      5,054,950

COSTS AND EXPENSES:
  Cost of sales                                              1,393,785        746,588         4,001,458      1,725,603
  Restaurant salaries and benefits                           1,231,984        568,062         3,463,948      1,415,131
  Operating expenses                                           819,916        385,032         2,464,924      1,050,886
  Depreciation and amortization                                187,811        131,695           563,129        357,791
                                                           -----------    -----------      ------------   ------------
    Total costs and expenses                                 3,633,496      1,831,377        10,493,459      4,549,411

  Restaurant operating income                                  455,697        331,222         1,172,429        505,539

  General and administrative expenses                          412,283        457,292         1,271,226      1,178,961
                                                           -----------    -----------      ------------   ------------
INCOME (LOSS) FROM OPERATIONS                                   43,414       (126,070)          (98,797)      (673,422)
                                                           -----------    -----------      ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense                                            (190,699)       (81,938)         (565,769)      (232,320)
  Interest income                                                1,868         12,026             7,319         99,770
  Loss on Sale of Property                                          --             --                --         (3,100)
                                                           -----------    -----------      ------------   ------------
    Total other income (expense)                              (188,831)       (69,912)         (558,450)      (135,650)
                                                           -----------    -----------      ------------   ------------
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                              (145,417)      (195,982)         (657,247)      (809,072)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE FOR
  START-UP COSTS                                                    --             --          (346,547)            --
                                                           -----------    -----------      ------------   ------------
NET LOSS                                                     ($145,417)     ($195,982)      ($1,003,794)     ($809,072)
                                                           -----------    -----------      ------------   ------------
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE BEFORE CHANGE
  IN ACCOUNTING PRINCIPLE                                       ($0.03)        ($0.04)           ($0.12)        ($0.15)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                              --             --            ($0.07)            --
                                                           -----------    -----------      ------------   ------------
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                                  ($0.03)        ($0.04)           ($0.19)        ($0.15)
                                                           -----------    -----------      ------------   ------------
BASIC AND DILUTED WEIGHTED
  AVERAGE SHARES OUTSTANDING                                 5,285,000      5,275,000         5,285,000      5,275,000
                                                           -----------    -----------      ------------   ------------


      The accompanying notes are an integral part of these financial statements.

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                               STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                               NINE MONTHS
                                                                                  ENDED
                                                                       -------------------------
                                                                       SEPTEMBER       SEPTEMBER
                                                                       27, 1998         28, 1997
                                                                       ----------     ----------
OPERATING ACTIVITIES:
   Net loss                                                          ($1,003,794)     ($809,072)
   Adjustments to reconcile net loss to cash flows used in
     operating activities -
        Depreciation and amortization                                    563,129        357,791
        Loss on sale of property                                              --          3,100
        Cumulative effect of change in accounting
           for start-up costs                                            346,547             --
        Change in operating assets and liabilities:
           Accounts receivable                                            45,588             --
           Inventories                                                       865       (113,262)
           Prepaids and other                                           (119,916)    (2,173,862)
           Accounts payable                                              365,502      1,318,612
           Accrued expenses                                             (237,423)       259,567
                                                                    ------------    -----------
        Net cash used in operating activities                            (39,502)    (1,157,126)
                                                                    ------------    -----------
INVESTING ACTIVITIES:
   Purchases of property and equipment, net                             (553,231)    (8,461,460)
   Increase in other assets                                             (157,815)            --
                                                                    ------------    -----------
      Net cash used in investing activities                             (711,046)    (8,461,460)
                                                                    ------------    -----------
FINANCING ACTIVITIES:
   Payments on long-term debt                                           (189,353)      (187,859)
   Proceeds from sale of short-term investments                               --      4,910,000
   Proceeds from capital lease obligations                               749,650      5,400,000
                                                                    ------------    -----------
      Net cash provided by financing activities                          560,297     10,122,141
                                                                    ------------    -----------
INCREASE (DECREASE) IN CASH                                             (190,251)       503,555

CASH, beginning of period                                                354,015         28,468
                                                                    ------------    -----------
CASH, end of period                                                     $163,764       $532,023
                                                                    ------------    -----------
                                                                    ------------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                        $573,330       $237,036

      The accompanying notes are an integral part of these financial statements.

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                       CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 27, 1998

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

     The unaudited balance sheet as of September 27, 1998 and the unaudited statements of operations and cash flows for the three and the nine months ended September 27, 1998 and September 28, 1997 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending January 3, 1999. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in the Company's Form 10-KSB for the year ended December 28, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 28, 1997 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 28, 1997.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company adopted in the fiscal year ended December 28, 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Dilutive EPS is computed similarly to EPS as previously reported, provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period price required by APB No. 15. The adoption of SFAS No. 128 had no effect on the Company's September 28, 1997 EPS data.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SOME OF THE INFORMATION IN THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY SUCH STATEMENTS BY NOTING THE USE OF FORWARD-LOOKING TERMS SUCH AS "BELIEVES," "EXPECTS," "PLANS," "ESTIMATES" AND OTHER SIMILAR WORDS. CERTAIN RISKS, UNCERTAINTIES OR ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT MAY AFFECT SUCH STATEMENTS. THE CAUTIONS AND RISKS DESCRIBED HEREIN, AND THOSE CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, FILED ON MARCH 23, 1998, COULD CAUSE THE COMPANY'S ACTUAL OPERATING RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT. THE COMPANY CAUTIONS YOU TO KEEP IN MIND SUCH RISK FACTORS AND OTHER CAUTIONARY STATEMENTS AND TO REFRAIN FROM PLACING UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS DOCUMENT.

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

The following table is derived from the Company's statements of operations and expresses the results from operations as a percent of total revenue:

                                                                Three        Three        Nine         Nine
                                                                Months       Months       Months      Months
                                                                 Ended        Ended       Ended        Ended
                                                              September     September   September    September
                                                               27, 1998      28, 1997    27, 1998     28, 1997
                                                             ------------  -----------  ----------  ----------
REVENUE:
  Restaurant sales                                               94.7%       91.9%        95.4%       92.3%
  Wholesale beer and gift shop sales                              5.3%        8.1%         4.6%        7.7%
                                                               -------     -------      -------     -------

         Total revenue                                          100.0%      100.0%       100.0%      100.0%
                                                               -------     -------      -------     -------
COST AND EXPENSES:
  Cost of sales                                                  34.1%       34.5%        34.3%       34.1%
  Restaurant salaries and benefits                               30.1%       26.3%        29.7%       28.0%
  Operating expenses                                             20.1%       17.8%        21.1%       20.8%
  Depreciation and amortization                                   4.6%        6.1%         4.8%        7.1%
                                                               -------     -------      -------     -------
         Total costs and expenses                                88.9%       84.7%        89.9%       90.0%
                                                               -------     -------      -------     -------

  Restaurant operating income                                    11.1%       15.3%        10.1%       10.0%

  General and administrative expenses                            10.1%       21.1%        10.9%       23.3%
                                                               -------     -------      -------     -------
INCOME (LOSS) FROM OPERATIONS                                     1.0%       (5.8%)       (0.8%)     (13.3%)
                                                               -------     -------      -------     -------
OTHER INCOME (EXPENSE):
  Interest expense                                               (4.7%)      (3.8%)       (4.8%)      (4.6%)
                                                               -------     -------      -------     -------
  Interest income                                                 0.0%        0.6%         0.1%        2.0%
  Loss on sale of property                                        0.0%        0.0%         0.0%       (0.1%)
                                                               -------     -------      -------     -------
     Total other income (expense)                                (4.7%)      (3.2%)       (4.7%)      (2.7%)
                                                               -------     -------      -------     -------
LOSS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                             (3.7%)      (9.0%)       (5.5%)     (15.9%)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE FOR
  START-UP COSTS                                                    --          --        (3.0%)         --
                                                               -------     -------      -------     -------
NET LOSS                                                         (3.7%)      (9.0%)       (8.5%)     (15.9%)
                                                               -------     -------      -------     -------
                                                               -------     -------      -------     -------

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

REVENUES

Revenues increased 89% to $4,089,193 in the quarter ended September 27, 1998 from $2,162,599 in the quarter ended September 28, 1997. Revenues increased 131% to $11,665,888 for the nine months ended September 27, 1998 from $5,054,950 for the comparable period in 1997. The large increases are attributable to the opening of the Grand Rapids Unit on March 17, 1997 and the opening of the Auburn Hills Unit on October 1, 1997.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased 87% to $1,393,785 in the third quarter of 1998 compared to the third quarter of 1997, and increased 132% to $4,001,458 for the nine months ended September 27, 1998 compared to the same period in 1997. As a percentage of revenues, cost of sales decreased to 34.1% for the third quarter of 1998 as compared to 34.5% for the same period in 1997 and increased to 34.3% for the nine months ended September 27, 1998 from 34.1% for the comparable period in 1997. The percentage decrease for the quarter is the result of an increase in menu prices and volume purchasing during the quarter. The increase for the nine months ended September 27, 1998 is due to higher produce costs incurred during the first two quarters of 1998.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 117% to $1,231,984 in the third quarter of 1998 compared to the third quarter of 1997, and increased 145% to $3,463,948 for the nine months ended September 27, 1998 compared to the comparable period in 1997. The large increases are due to the opening of the Grand Rapids and Auburn Hills Units. As a percentage of revenues, restaurant salaries and benefits increased to 30.1% in the third quarter of 1998 compared to 26.3% in the third quarter of 1997, and increased to 29.7% for the nine months ended September 27, 1998 compared to 28.0% for the same period in 1997. The increase for the quarter is due to the hiring of assistant managers for the Company's Manager-In-Training program, which will provide the Company with trained managers for its expansion plans. The increase for the quarter as a percentage of revenues was partially offset by the large increase in revenue during the third quarter of 1998 due to summer tourists. The opening of the Grand Rapids and Auburn Hills Units has reduced the impact of such seasonality on a combined basis. The increase for the nine months ended September 27, 1998 is the result of the implementation of a discretionary Unit-level manager incentive bonus plan and the continuation of the Company's staff training program.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 113% to $819,916 in the third quarter of 1998 compared to the same quarter of 1997, and increased 135% to $2,464,924 for the nine months ended September 27, 1998 compared to the comparable period in 1997. As a percentage of revenues, operating expenses increased to 20.1% in the third quarter of 1998 as compared to 17.8% for the same period in 1997, and decreased to 21.1% for the nine months ended September 27, 1998 from 20.8% for the comparable period in 1997. The increases are the result of additional spending on advertising and promotional programs and higher credit card fees as a percentage of revenues from higher credit card usage by customers at the Grand Rapids and Auburn Hills Units.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 43% to $187,811 in the third quarter of 1998 compared to the same quarter of 1997, and increased 57% to $563,129 for the nine months ended September 27, 1998 compared to the same period in 1997. As a percentage of revenues, these expenses decreased to 4.6% in the third quarter of 1998 as compared to 6.1% for the same quarter in 1997, and decreased to 4.8% for the nine months ended September 27, 1998 from 7.1% for the comparable period in 1997. The decreases in these expenses as a percentage of revenues reflect the increases in total sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 9.8% to $412,283 in the third quarter of 1998 compared to the same quarter in 1997, and increased 7.8% to $1,271,226 for the nine months ended September 27, 1998 compared to the same period in 1997. As a percentage of revenues, these expenses decreased to 10.1% in the third quarter of 1998 from 21.1% for the third quarter of 1997, and decreased to 10.9% for the nine months ended September 27, 1998 from 23.3% for the comparable period in 1997. The decreased expenses as a percentage of revenues reflect an increase in total sales. As additional Units are opened by the Company, management believes that these expenses will continue to decrease as a percentage of revenues.

INTEREST EXPENSE/INTEREST INCOME

Interest expense increased $108,761 to $190,699 in the third quarter of 1998 compared to third quarter of 1997, and increased $333,449 to $565,769 for the nine months ended September 27, 1998 as compared to the same period in 1997. As a percentage of revenues, interest expense increased to 4.7% for the third quarter of 1998 as compared to 3.8% for the third quarter of 1997, and increased to 4.8% for the nine months ended September 27, 1998 from 4.6% for the same period in 1997. As additional Units are opened by the Company, management believes that it will incur additional interest expense.

Interest income decreased $10,158 to $1,868 in the third quarter of 1998 compared to $12,026 for the third quarter of 1997 and decreased $92,451 to $7,319 for the nine months ended September 27, 1998 from $99,770 for the same period in 1997. The decreases are the result of the use of the initial public offering proceeds for completion of the Grand Rapids and Auburn Hills Units.

CHANGE IN ACCOUNTING PRINCIPLE

The Company elected early adoption of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change is to charge to operations the unamortized balance of preopening costs as of December 28, 1997 of $346,547.

LIQUIDITY AND CAPITAL RESOURCES

The Company used $39,502 in cash for the nine months ended September 27, 1998, and used $1,157,126 in cash for the nine months ended September 28, 1997, for operating activities. At September 27, 1998, the Company had a working capital deficit of $1,083,808. In order to fund operations in the short term, the Company intends to use cash provided by the operations of its three existing Units. The Company is also exploring the possible issuance of debt and equity securities to increase its working capital.

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

During the nine months ended September 27, 1998, the Company generated $560,297 in cash from the financing activities attributable to the proceeds from capital lease obligations, partially offset by payments of long-term debt. During the nine months ended September 27, 1998, the Company spent approximately $393,000 for final construction and equipment costs at the Auburn Hills Unit and the Company spent approximately $318,000 in the form of deposits on new equipment and for professional services in connection with the Company's expansion plans.

The Company has entered into a Limited Partnership Agreement with Bass Pro Outdoor World, L.P. to construct and operate a new Unit in Grapevine, Texas, a suburb of Dallas. Reference is made to the press release of the Company, attached hereto as an exhibit, dated November 5, 1998. On or before November 20, 1998, the Company is obligated to make an initial capital contribution totaling $891,000. Under the terms of the Limited Partnership

Agreement, the Company may be required to make additional capital contributions of up to $4,509,000 to construct the Grapevine Unit. The Company is seeking debt and equity financing for its capital contributions. There can be no assurance that financing will be available on terms acceptable or favorable to the Company, or at all.

The Company plans to develop and open additional Units and will need to obtain additional financing to fulfill such expansion plans. The amount of financing required for expansion depends on the locations, site conditions, construction costs and size and type of Units to be built. There can be no assurance that financing will be available on terms acceptable or favorable to the Company, or at all. Without additional financing, the Company's development plans will be scaled back or eliminated.

IMPACT OF YEAR 2000 ISSUEs

The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following information was prepared to comply with the guidelines for Year 2000 disclosure that the Securities and Exchange Commission issued in an Interpretative Release, effective August 4, 1998.

To operate its business, the Company relies on many third party information technology ("IT") systems, including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. The Company plans to request each of the vendors providing hardware and software to run these systems to complete a Year 2000 compliance questionnaire.

The Company also relies upon suppliers of raw materials and packaging for beer, suppliers of food and retail products and other third party product and service providers, over which it can assert little control. The Company's ability to conduct its business may be negatively affected if its vendors are unable to deliver products or services as a result of Year 2000 compliance problems.

The Company has begun an assessment of its vendor relationships to determine risk and assist in the development of contingency plans. This effort is expected to be completed by July 1, 1999.

The Company expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. The Company has not yet incurred expenses in connection with its Year 2000 compliance efforts and estimates that future expenditures required to complete its Year 2000 compliance efforts will be immaterial.

                                       PART II

ITEM 4.   Submission of  Matters to a Vote of Security Holders

          a.   A Special Meeting of Shareholders was held on September 15, 1998.

          b.   Not applicable.

          c. One proposal was submitted for shareholder approval, which passed with voting results as follows:

               (1) To approve an amendment to the Restated Articles of Incorporation of the Company to increase the Company's authorized capital stock and to authorize the issuance of preferred stock.

                    For:         2,901,041           Against:       616,501
                    Abstain:        26,501           Non-Votes:           0

ITEM 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

             10.1 Limited Partnership Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.P. and Big Buck Brewery & Steakhouse, Inc., dated November 5, 1998.

             10.2 Shareholders' Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.P. and Big Buck Brewery & Steakhouse, Inc., dated November 5, 1998.

             10.3 Commercial Sublease Agreement by and between Bass Pro Outdoor World, L.P. and Buck & Bass, L.P., dated November 5, 1998.

             10.4 Common Stock Purchase Warrant issued by Big Buck Brewery & Steakhouse, Inc. to Bass Pro Outdoor World, L.P., dated November 5, 1998.

             27.1   Financial Data Schedule.

             99.1   Press Release, dated November 5, 1998.

          b. Reports on Form 8-K

             The Registrant filed no Current Reports on Form 8-K during the quarter ended September 27, 1998.

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: November 12, 1998                     By /s/ Anthony P. Dombrowski
                                             ---------------------------------
                                                 Anthony P. Dombrowski
                                                Chief Financial Officer

                                    EXHIBIT INDEX

Exhibit
Number       Description
--------     -----------
10.1         Limited Partnership Agreement by and among BBBP Management
             Company, Bass Pro Outdoor World, L.P. and Big Buck Brewery &
             Steakhouse, Inc., dated November 5, 1998.

10.2         Shareholders' Agreement by and among BBBP Management Company, Bass
             Pro Outdoor World, L.P. and Big Buck Brewery & Steakhouse, Inc., dated November 5, 1998.

10.3         Commercial Sublease Agreement by and between Bass Pro Outdoor
             World, L.P. and Buck & Bass, L.P., dated November 5, 1998.

10.4         Common Stock Purchase Warrant issued by Big Buck Brewery &
             Steakhouse, Inc. to Bass Pro Outdoor World, L.P., dated November
             5, 1998.

27.1         Financial Data Schedule.

99.1         Press Release, dated November 5, 1998.