Form 10KSB
period 1999-01-03
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1999-03-29
CIK 1009652

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenues for its most recent fiscal year were $15,561,753.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 1, 1999 was approximately $8,242,820.

         The number of shares of the common stock of the issuer outstanding as of March 1, 1999 was 5,285,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


--------------------------------------------------------------------------------

                                         TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I ..........................................................................................................  1

                     ITEM 1  DESCRIPTION OF BUSINESS ............................................................  1
                     ITEM 2  DESCRIPTION OF PROPERTY ............................................................  8
                     ITEM 3  LEGAL PROCEEDINGS .................................................................. 10
                     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................ 10

PART II ......................................................................................................... 11

                     ITEM 5  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS............................ 11
                     ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................... 12
                     ITEM 7  FINANCIAL STATEMENTS ............................................................... 18
                     ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE ................................................ 29

PART III ........................................................................................................ 30

                     ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................................  30
                     ITEM 10 EXECUTIVE COMPENSATION ............................................................  32
                     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                             MANAGEMENT ......................................................................... 34
                     ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................................... 36
                     ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K ............................................. 36

SIGNATURES ...................................................................................................... 39

INDEX TO EXHIBITS ............................................................................................... 40


                                  PART I

ITEM 1 DESCRIPTION OF BUSINESS

         THE FOLLOWING DESCRIPTION OF BIG BUCK'S BUSINESS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF BIG BUCK'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN.

OVERVIEW

         The business of Big Buck Brewery & Steakhouse, Inc. is to develop, own and operate microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse=SM=." In May 1995, Big Buck opened its first unit in Gaylord, Michigan, adjoining I-75 approximately 200 miles north of Detroit. In March 1997, Big Buck opened its second unit in Grand Rapids, Michigan, and in October 1997, Big Buck opened its third unit in Auburn Hills, Michigan, a suburb of Detroit. Big Buck plans to open a fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the summer of 1999, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro Outdoor World, L.P., the nation's premier retailer of outdoor sports equipment.

         Big Buck Brewery & Steakhouses offer a casual dining atmosphere featuring moderately priced steaks, ribs, hamburgers, chicken, fish, pasta and other food and a distinctive selection of beers which are microbrewed on-site. Each unit features a two-story stainless and copper microbrewery, contained behind glass walls, which serves as an integral part of the restaurant "theme." Big Buck features over ten beers ranging from a light golden ale to a dark full-bodied stout, designed to satisfy the tastes of a broad spectrum of customers.

         Big Buck also sells its microbrewed beer in its retail stores and off-site through wholesale distributors in order to promote customer interest in Big Buck Brewery & Steakhouses. A key element of Big Buck's strategy is to capitalize on the growing interest of consumers in high quality, more flavorful microbrewed beer. Big Buck believes it will generate customer loyalty to its beers and its restaurant operations through customer identification with each local unit.

         In December 1998, the State of Michigan approved Big Buck's small winemaker license applications for the Auburn Hills and Gaylord units. Big Buck intends to produce wines using its own equipment on each such site under the label Auburn Hill Winery.

         Big Buck was incorporated under the Michigan Business Corporation Act in November 1993. Big Buck's executive office is located at 550 South Wisconsin Street, Gaylord, Michigan 49735. Its telephone number is (517) 731-0401. Its World Wide Web site address is www.bigbuck.com. Its Common Stock is quoted on the Nasdaq SmallCap Market and trades under the ticker symbol "BBUC."

THE CRAFTBREWED AND SPECIALTY BEER MARKET

         Big Buck's brewing operations are in the small but growing craftbrewing segment of the United States brewing industry, which includes microbreweries such as Big Buck, contract brewers, regional specialty brewers and brewpubs (a field into which Big Buck intends to expand). Craftbrewed beers are distinguishable from other domestically produced beers by their flavor and brewing styles. Consumer interest in higher quality, more flavorful beer has resulted in significant growth in the craftbrewed beer market during the last several years. According to industry sources, the United States craftbrewed beer segment increased at an annual growth rate of approximately 5.2% while the national brewers experienced no meaningful growth during 1998.

BUSINESS STRATEGY--EXPANSION PLANS

         Big Buck intends to develop and open units throughout the upper Midwest, the Southeast and eventually across the United States, using its Auburn Hills unit as a model. Development is currently underway for the fourth Big Buck Brewery & Steakhouse in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the summer of 1999, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro. During 1998, Big Buck contributed approximately $891,000 to the limited partnership for construction and equipment costs at the Grapevine unit. Based on its effective 89.9% interest in the joint venture (Big Buck holds an 89.1% interest in the limited partnership and an 80% interest in the general partner which currently owns 1% of the limited partnership), Big Buck may be required to contribute up to an additional $4.5 million, upon ten business days' notice, to complete construction of the Grapevine unit. Without additional financing, Big Buck will be unable to complete construction of this unit.

         If such funds are not available when required by the joint venture, Big Buck may be in material default under the joint venture agreement. In the event of material default, Bass Pro would be entitled to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%.

         Big Buck is exploring the possibility of expanding its joint venture agreement with Bass Pro to develop and open Big Buck Brewery & Steakhouses adjacent to Bass Pro Outdoor World superstores in several other cities in the Southeast, including, but not limited to, each of the following markets: Ft. Lauderdale, Nashville and Charlotte. There can be no assurance that Big Buck will enter into agreements to develop and operate additional units with Bass Pro or any other joint venture partner. Big Buck must raise substantial proceeds to complete construction of the Grapevine unit and to finance any expansion beyond the Grapevine unit. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

         Big Buck believes that one of the primary causes for the popularity to date of its Big Buck Brewery & Steakhouse concept is the development of customer loyalty to its craftbrewed beers. Big Buck believes its patrons, who may order a Big Buck beer with a meal or sample a Big Buck beer at the bar, have developed a loyalty to one of the distinctive Big Buck beers for a variety of reasons including (a) the opportunity to identify their favorite Big Buck beer with their local unit, (b) the opportunity to sample any of the handcrafted beers available at the units and to select a favorite beer, and (c) the quality of Big Buck beer. Increased customer loyalty to Big Buck beers results in repeat business at each unit, thereby increasing revenues from restaurant operations and off-site retail sales.

         Sites for future units will be selected by management after consideration of various strategic, regulatory, physical and demographic attributes. Management believes that locations like that of the Gaylord unit, adjacent to a major expressway; the Grand Rapids unit, located on a street with an average daily vehicle count of approximately 52,000; and the Auburn Hills unit, accessible to Detroit metro area residents, significantly increase restaurant patronage. Management also reviews other demographic attributes of potential communities into which it may expand. These attributes include traffic counts, population, sales tax revenues, alcohol consumption and hotel capacity and occupancy rates. In addition, management will consider the laws of each state applicable to Big Buck before expanding into any new state. It is expected that units located in metropolitan areas will be larger than those located outside metropolitan areas and are expected to achieve higher revenues.

RESTAURANT OPERATIONS

         GENERAL. A Big Buck Brewery & Steakhouse offers craftbrewed beer brewed on-site along with a menu featuring steaks, ribs, hamburgers, chicken, fish, pasta and other food in a unique, architecturally spacious setting.

The units offer over ten different types of beers ranging from a light golden ale to a full-bodied stout. Big Buck attempts to create an exciting yet casual restaurant where patrons can have fun and feel comfortable.

         DESIGN AND LAYOUT. Big Buck Brewery & Steakhouses are built around the microbrewery theme and feature large, open and visually stimulating dining areas, highlighted by gleaming stainless steel and copper brewing equipment. The Gaylord unit features a 4,000 square foot dining area and a 1,600 square foot bar area, with combined seating capacity of approximately 420. It is decorated with a rustic wood-finished interior, mounted deer racks, 36-foot high vaulted ceilings and warm lighting. The specially commissioned Amish hand-carved wooden furniture and overhead genuine Tennessee whisky barrel lighting fixtures add character to the building's decor. The layout is flexible, permitting tables to be rearranged to accommodate customer demand. A wall of television sets, including a ten-foot screen television set, adjacent to the bar area provides customers the opportunity to watch sporting and other special events. The friendly and attentive staff, on-site brewing, summertime outdoor seating and live music are designed to create an appealing atmosphere for lunch, dinner and bar customers. The Grand Rapids unit's seating capacity is approximately 250 in the restaurant and bar combined. The brewing and fermenting tanks of this unit front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000. The Auburn Hills unit, which houses a 15-barrel brewing system, encompasses approximately 26,700 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650. This unit is accessible to Detroit metro area residents. Each unit's interior follows the same motif with a warm, cozy atmosphere utilizing soft lighting and Amish furniture. The menu and beer styles are the same at each unit. Big Buck intends to use the Auburn Hills unit as a model for future units.

         MENU AND PRICING. The menu at each unit consists of appetizers, soups, meal-sized salads, and entrees, including steaks, ribs, hamburgers, chicken, fish, pastas as well as a variety of desserts. Management analyzes menu items for popularity, profitability and ease of preparation. The menu items are selected to complement Big Buck's craftbrewed beers. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees range in price from $4.95 to $28.00 with an average entree price of $12.00. During 1998, on-site sales of beer, including gift shop sales, accounted for 20.5%, 18.4% and 22.7% of the Gaylord, Grand Rapids and Auburn Hills unit sales, respectively.

         CUSTOMERS. Big Buck believes its restaurants appeal to a wide range of customers and will draw clientele from throughout the region in which they are located.

BREWING OPERATIONS

         GENERAL. The brewery at the Gaylord unit presently has the capacity to brew 10,000 barrels of beer per year, and is designed to produce 20,000 barrels per year with the installation of additional fermentation tanks. The Grand Rapids unit features a 7.5-barrel brewing system which can produce 7,000 barrels per year with the installation of additional fermentation tanks. The Auburn Hills unit features a 15-barrel brewing system which can produce 15,000 barrels per year with the installation of additional fermentation tanks. Future units will be built with initial brewing capacities of 2,000 to 5,000 barrels of beer per year and are expected to have production capacities of 7,000 to 15,000 barrels per year with the installation of additional fermentation tanks. Big Buck intends to purchase and install additional fermentation tanks as demand for its beers requires increased production. Each brewery will be custom-designed to be integrated into the restaurant layout in the most efficient and aesthetically pleasing manner possible.

         OFF-SITE DISTRIBUTION. Big Buck sells its microbrewed beer off-site through wholesale distributors in order to promote customer interest in the Big Buck Brewery & Steakhouse concept. Big Buck transports its beer from the Gaylord unit to each distributor for redistribution to retailers which include bars, pubs, restaurants and supermarkets. The beer is available by the keg to be served on draft at restaurants, bars and pubs and is available in bottles for retail sales. Presently, off-site sales of Big Buck's beer are generally limited to within 200 miles of the Gaylord unit. Off-site sales of beer accounted for approximately 0.9% of revenues during 1998. The Gaylord unit presently has the capacity to meet additional demand for off-site sales of beer.

         PROMOTION OF PRODUCTS WITHIN LOCAL MARKETS. Big Buck markets its beer locally with the use of point of sale materials as well as several forms of other promotional materials including coasters, tap handles and color brochures. These items are, for the most part, used by retailers to promote Big Buck beers within their establishment. In addition, Big Buck offers guided tours of its units to further increase consumer awareness of Big Buck beers. Big Buck believes that its educational and promotional methods are more effective in communicating with consumers than broad-based, less flexible national beer advertising campaigns.

         BREWING EQUIPMENT. Big Buck's brewing equipment was designed and built by J.V. Northwest, Inc. of Wilsonville, Oregon, and is automated wherever possible. The Gaylord unit's system begins with a 47-foot tall, stainless steel grain silo fabricated to replicate a giant beer bottle. The silo is painted "beer bottle brown" and the label was hand painted by a commissioned artist. The Gaylord unit houses a 20-barrel mash tun; lauter tun; a brew kettle; 50-barrel hot liquor tank; 50-barrel cold liquor tank; six 40-barrel fermenters; three 80-barrel fermenters; two 40-barrel conditioning tanks and seven 10-barrel bright beer serving tanks. Filtering is done through a diatomaceous earth filtering system which removes yeast and other naturally occurring material resulting in a clear final product. The brewery permits the production of a wide range of beer styles which can be adapted to market demand for various beer styles today and into the future. The Grand Rapids unit features a 7.5-barrel brewing system with four 15-barrel fermenters and five 15-barrel conditioning tanks which also serve as bright beer serving tanks. The Auburn Hills unit features a 15-barrel brewing system with seven 30-barrel fermenters and twelve 15- barrel conditioning tanks which also serve as bright beer serving tanks. It is contemplated that Big Buck will use similar equipment at all breweries built in future units.

         BOTTLING, KEGGING AND PACKAGING. Big Buck uses a technologically advanced bottling line to bottle its beer for off-site retail sales at its Gaylord unit. The bottle filler utilizes a carbon dioxide environment during the bottling process to extend shelf life. Kegs are filled by a keg rack system and then stored pending shipment to wholesale distributors in a specially designed cooler. Big Buck's kegs have the Big Buck Brewery & Steakhouse name and logo stamped onto the top rail for easy identification and a handsome appearance. Big Buck also sells its beer in a container called a "party pig," a plastic pressurized unit holding 2.25 gallons (one case) of beer. The pressurization allows the beer to be served from the customer's refrigerator, boat or golf cart. Party pigs are sold through each unit's gift shop.

         QUALITY CONTROL. Quality control of each brewery is under the supervision of Big Buck's brewmaster. As with the current units, each future brewery will contain a laboratory to monitor and maintain quality assurance in the brewing and packaging processes.

         INGREDIENTS AND RAW MATERIALS. Big Buck currently purchases its malted barley from market sources on a competitive bid basis. Raw materials such as hops are available from multiple sources at competitive prices. Big Buck also uses competitive sources for its supply of packaging materials such as bottles, labels, six pack carriers and shipping cases.

BREWING PROCESS

         Beer is made primarily from four natural ingredients: malted barley, hops, yeast and water. Big Buck uses only the finest barley, primarily two row, in its production. The universal spice of beer is hops. Hops, like the grapes used in wine, are varietal. Brewers select hops based on specific varieties grown in select areas around the world. Some hop varieties are selected for their bittering qualities, while others are chosen for their ability to impart distinctive aromas to the beer. Yeast is a uni-cellular organism whose metabolism converts sugar into alcohol and carbon dioxide. Big Buck uses only specially selected yeast. The entire brewing process from mashing through filtration typically is completed in 14 to 21 days, depending on the formulation and style of the beer being brewed.

BEER VARIETIES

         Big Buck believes that its diverse and high quality beer varieties encourage the trial of new beer and, over time, help to create more knowledgeable and sophisticated beer drinkers. Big Buck's beers cover a full range of flavors from very light, to medium, to very dark and heavy.

         BIG BUCK BEER-Registered Trademark-: Big Buck's flagship brand and its top seller is a standard American-style beer with a small amount of corn added to the grist to give the brew a smooth, easy-drinking character that most American consumers have come to expect in a beer. Big Buck Beer has a rich golden color and a light malt character balanced with a mild dose of hops.

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

         Big Buck also brews various seasonal beers, including Winter Warmer, Alpenfest, Oktoberfest and 10 pt. Porter. Such beers are offered for limited periods of time throughout the year.

SALES AND MARKETING

         Big Buck's primary sources of advertising include television, outdoor billboards, radio and newspapers, which generally cover the local markets of each unit, with the exception of billboards which cover more distant geographical areas of Michigan. In addition to these sources, Big Buck uses local travel publications, including golf and vacation planners which are distributed free of charge, as well as inquiries via local travel information centers and tourism bureaus. Big Buck also distributes four-color brochures promoting its units to major corporations and various travel welcome centers throughout Michigan as well as local hotels and resorts. During 1998, Big Buck incurred approximately $556,000 in advertising expenses.

         Big Buck strives to provide its customers with a dining experience that will encourage repeat business and promote "word-of-mouth" advertising. To supplement its service-oriented marketing efforts, Big Buck sells merchandise including hats, t-shirts, sweatshirts and other items bearing the Big Buck Brewery & Steakhouse name and logo.

COMPETITION

         The restaurant industry is highly competitive with respect to price, service, food quality (including taste, freshness and nutritional value) and location. New restaurants have a high failure rate. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, an the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the lack of availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and Big Buck's units in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which Big Buck has no control. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than Big Buck. Big Buck also competes with a large variety of locally owned restaurants, diners, and other establishments that offer moderately priced food to the public and with other microbrewery/restaurants in a highly competitive and developing microbrewery and brewpub restaurant market.

         The domestic beer market is highly competitive due to the enormous advertising and marketing expenditures by national and major regional brewers; the continuing proliferation of microbreweries, regional craft breweries, brewpubs, and other small craftbrewers; the introduction of fuller-flavored products by certain major national brewers; and a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers. Although domestic demand for craftbrewed beers has increased dramatically over the past decade, there can be no assurance that this demand will continue. Big Buck anticipates intensifying competition in the craftbrewed and fuller-flavored beer markets.

GOVERNMENT REGULATION

         BEER AND LIQUOR REGULATION. A significant percentage of Big Buck's revenue is derived from beer sales. On-site sales of beer, including gift shop sales, accounted for 20.5% of revenues and off-site sales of beer accounted for an additional 0.9% of revenues during 1998. Big Buck must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where its units are or will be located. Failure to comply with federal, state or local regulations could cause Big Buck's licenses to be revoked and force it to cease brewing and/or selling its beer. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Management believes Big Buck is operating in substantial compliance with applicable laws and regulations governing its operations.

         RESTAURANT REGULATION. The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and to building and zoning requirements. Big Buck is subject to regulation by air and water pollution control divisions of the Environmental

Protection Agency of the United States and by certain states and municipalities in which its units are or will be located. Big Buck is also subject to laws governing it relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government mandated health insurance, over which Big Buck has no control. Management believes Big Buck is operating in substantial compliance with applicable laws and regulations governing its operations.

         Big Buck is subject to "dram-shop" laws in Michigan and will be subject to such statutes in other states into which it expands. These laws generally provide someone injured by an intoxicated person the right to recover damages from the establishment which wrongfully served alcoholic beverages to such person. Big Buck carries liquor liability coverage as part of its existing comprehensive general liability insurance.

         The federal government imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11.00 per barrel on its first 60,000 barrels produced annually. To the extent Big Buck's production increases to amounts over 60,000 barrels per year, there will be an increase in the average federal excise tax rate of Big Buck. Big Buck is not aware of any plans by the federal government to reduce or eliminate the small brewer's credit.

         Michigan imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan. However, each brewer which is a "microbrewery" under Michigan law (presently with production of not more than 30,000 barrels per year) is granted a microbrewer's excise tax credit in the amount of $2.00 per barrel. To the extent Big Buck's production increases to amounts over 30,000 barrels per year, there will be an increase in the average Michigan excise tax rate of Big Buck.

         Big Buck is licensed under Michigan law as a "microbrewery." A microbrewery in Michigan is limited to the production of not more than 30,000 barrels of beer per year by all breweries owned or controlled by the same entity, whether within or outside Michigan. Without a change in current law, Big Buck will limit its sales of beer off-site so as to reserve its brewing capacity for sales of beer on-site which provides Big Buck higher margins but do not reach the same customer base. Based on production at its units during 1998, Big Buck believes it could operate up to approximately ten units at historical production levels without exceeding the 30,000 barrel production ceiling.

EMPLOYEES

         At January 3, 1999, Big Buck employed 443 persons at its units, including 136 full-time employees. Of Big Buck's total number of employees, 12 served in executive and corporate administrative capacities, 24 served as restaurant management personnel, and the remainder were hourly personnel. No employee is covered by a collective bargaining agreement and Big Buck has never experienced an organized work stoppage, strike or labor dispute. Big Buck considers relations with its employees to be satisfactory.

TRADEMARKS AND SERVICE MARKS

         Big Buck claims trademark and service mark rights to, and ownership in, a number of marks including, but not limited to, BIG BUCK BREWERY & STEAKHOUSE and BIG BUCK BEER. Big Buck's service mark for BIG BUCK BREWERY & STEAKHOUSE expires in September 2007 and its trademark for BIG BUCK BEER expires in March 2007. There can be no assurance that Big Buck's marks will be enforceable against prior users in the areas where Big Buck conducts, or will conduct, its operations. Big Buck regards its marks as having substantial value and as being an important factor in the marketing of its microbrewery/restaurants and beer. Big Buck's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

ITEM 2   DESCRIPTION OF PROPERTY

         Big Buck owns the Gaylord unit, including the real property on which it is located. See "Description of Business--Restaurant Operations" for a description of the Gaylord unit. Big Buck currently owes NBD Bank approximately $1.9 million and Crestmark Bank approximately $1.4 million. A first priority lien in favor of NBD and a second priority lien in favor of Crestmark on substantially all of Big Buck's assets, including the Gaylord unit, secure this indebtedness.

         Big Buck purchased the Grand Rapids site in December 1996. The site included an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids unit opened in March 1997.

         In April 1997, Big Buck sold the Grand Rapids site, including all improvements thereto, to an unrelated third party, Eyde Brothers Development Co., pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, Big Buck leases the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. The lease may be extended at the option of Big Buck for two additional five-year terms. In addition to the annual base rent, Big Buck is obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year. In the event that such annual gross sales do not exceed $2.9 million for any two consecutive years during the lease term, Big Buck will be obligated to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. Annual gross sales for the period from April 11, 1997 through April 10, 1998 did not exceed $2.9 million. In the event that annual gross sales for the period from April 11, 1998 through April 10, 1999 do not exceed $2.9 million, Big Buck will be obligated to repurchase the Grand Rapids site for $1,540,000. Big Buck has the option to purchase the Grand Rapids site from the lessor after the seventh full lease year for $1.4 million, plus $70,000 for each lease year on a pro rata basis. Should a repurchase be required, Big Buck believes that it would be able to obtain mortgage financing sufficient to pay the required purchase price. There can be no assurance that such mortgage financing, in the event repurchase were required, would be available on terms acceptable to Big Buck or at all. Big Buck pays average effective annual base rent of $16.67 per square foot at the Grand Rapids unit.

         Big Buck purchased the Auburn Hills site in August 1996. The site is just off of Interstate 75 at exit 79. The unit constructed on this site encompasses approximately 26,700 square feet including brewery, bar and restaurant. Seating capacity is approximately 650 for the restaurant and bar combined. The Auburn Hills unit opened in October 1997.

         In August 1997, Big Buck entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site to an unrelated third party, Michael G. Eyde, for $4.0 million. In connection with this transaction, Big Buck granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of its Common Stock to Mr. Eyde. Big Buck leases the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000. The lease has a 25-year term and Big Buck is able to extend such term for two additional ten-year terms. In addition to the annual base rent, Big Buck is obligated to pay an annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year. In the event that such annual gross sales do not exceed $8.0 million for any two consecutive years during the lease term, Big Buck will be obligated to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis. Big Buck was required to pay Mr. Eyde an annual percentage rent of $46,000 based upon annual gross sales for the period from October 1, 1997 through September 30, 1998. The lessor has the ability to require that Big Buck issue Common Stock (valued at $5.00 per share) in payment of such repurchase price. Big Buck has the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for $4.0 million, plus $200,00 for each lease year on a pro rata basis. Independent of annual gross sales, the lessor has the option to require Big Buck to purchase the Auburn Hills site before the third full lease year at the same price. Big Buck pays average effective annual base rent of $15.00 per square foot at the Auburn Hills unit.

         The Grand Rapids and Auburn Hills lessors may terminate in the event of a default which is not cured within the applicable grace period. A default is defined as (a) Big Buck's failure to make a rental payment within 30 days after receipt of written notice that a payment is past due or (b) Big Buck's failure to perform its obligations under the lease (other than rent payments) within 30 days after written notice of a curable violation; provided, however, that if such default cannot be cured within the 30-day period, a default will be deemed to have occurred only if Big Buck has failed to commence a cure within such 30-day period.

         Annual percentage rent is required whether the Grand Rapids and Auburn Hills units are profitable or not. In the event that Big Buck is required to pay annual percentage rent, the funds available to Big Buck for working capital and development plans will be reduced. In the event that annual percentage rent is not required over two consecutive years, Big Buck may be forced to repurchase such sites at a premium over their respective sale prices. There can be no assurance that Big Buck will have sufficient funds to repurchase the Grand Rapids site or the Auburn Hills site. In the event of a default and termination of either lease, Big Buck would be unable to continue to operate the related unit, which would have a material adverse impact on Big Buck's business, operating results and financial condition.

         Big Buck plans to operate the Grapevine unit pursuant to a joint venture agreement with Bass Pro. The Grapevine unit is currently under construction just off Highway 121, the major artery between downtown Dallas and the Dallas/Fort Worth airport. Plans call for the Grapevine site to house a 15-barrel brewing system and to encompass approximately 22,500 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 500. During 1998, Big Buck contributed approximately $891,000 to the limited partnership for construction and equipment costs at the Grapevine unit. Big Buck may be required to contribute up to an additional $4.5 million, upon ten business days' notice, to complete construction of the Grapevine unit. Without additional financing, Big Buck will be unable to complete construction of this unit. If such funds are not available when required by the joint venture, Big Buck may be in material default under the joint venture agreement. In the even of material default, Bass Pro would be entitled to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%.

         Pursuant to a separate commercial sublease agreement, the limited partnership created by the joint venture leases the Grapevine site from Bass Pro over a 15-year term. The lease may be extended at the option of Bass Pro for seven additional five-year terms. The sublessee is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year (with a minimum annual base rent of $385,000). Bas Pro may terminate in the event of a default which is not cured within the applicable grace period. A default is defined to include, but is not limited to, (a) the sublessee's failure to open the unit for business on the same date as the sublessor's Outdoor World superstore is open for business, (b) the sublessee's failure to remain open during all business days, (c) the sublessee's failure to maintain on duty a fully trained service staff, (d) the sublessee's failure to provide high quality food of the type provided at the Gaylord unit, (e) the sublessee's failure to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million, (f) the sublessee encumbering in any manner any interest in the subleased premises, or (g) the sublessee's failure to conduct full and complete customer surveys no less frequently than each calendar quarter.

         The minimum annual base rent is required whether the Grapevine unit is profitable or not. In the event that the sublessee is required to pay in excess of the minimum annual base rent, the funds available to Big Buck for working capital and development plans will be reduced. In the event of a default and termination of the joint venture agreement, Big Buck's interest in the Grapevine unit would be eliminated. This would have a material adverse impact on Big Buck's business, operating results an financial condition.

         In the opinion of management, Big Buck's properties are adequately covered by insurance.

ITEM 3   LEGAL PROCEEDINGS

         Big Buck is involved in routine legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving Big Buck for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of Big Buck.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of Big Buck's most recently completed fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information with respect to Big Buck's executive officers as of March 1, 1999. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."


Name                                Age              Position With Big Buck
----                                ---              ----------------------
William F. Rolinski                 51               Chief Executive Officer, President and Chairman of the Board
Gary J. Hewett                      36               Chief Operating Officer, Executive Vice President and Director
Anthony P. Dombrowski               38               Chief Financial Officer and Treasurer

                                 PART IIPART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of Big Buck has been included in the Nasdaq SmallCap Market under the symbol "BBUC" since the completion of the its initial public offering in June 1996. The following table sets forth the approximate high and low closing prices for Big Buck's Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


PERIOD                                                        High                      Low
------                                                        ----                      ---
1997
    First Quarter.....................................        $ 3-1/8                   $ 1-3/4
    Second Quarter....................................        $ 4-1/2                   $ 1-7/8
    Third Quarter.....................................        $ 4-3/4                   $ 3-1/8
    Fourth Quarter....................................        $ 7-1/4                   $ 4-3/4
1998
    First Quarter.....................................        $ 5-7/8                   $ 2-1/8
    Second Quarter....................................        $ 5                       $ 3-1/4
    Third Quarter.....................................        $ 4-1/4                   $ 3-1/2
    Fourth Quarter....................................        $ 4-13/16                 $ 3-7/8


         As of March 1, 1999, Big Buck had 270 shareholders of record and approximately 3,000 beneficial owners.

         Big Buck has never declared or paid cash dividends on its Common Stock and does not intend to declare or pay cash dividends on its Common Stock in the foreseeable future. Big Buck presently expects to retain its earnings to finance the development and expansion of its business. The declaration or payment by Big Buck of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on Big Buck's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by Big Buck of dividends is also subject to the terms of Big Buck's credit facility with NBD Bank and the terms of the loan agreement governing Big Buck's promissory note with Crestmark Bank.

SALES OF UNREGISTERED SECURITIES

         On November 5, 1998, Big Buck issued a warrant, exercisable at $2.625 per share, for 50,000 shares of its Common Stock to Bass Pro. This issuance was made in connection with the joint venture agreement between Big Buck and Bass Pro pursuant to which the Grapevine unit will be operated. This warrant expires on the third anniversary of the opening of the Grapevine unit. Such unit is scheduled to open in the summer of 1999. On November 20, 1998, Big Buck issued a five-year warrant, exercisable a $2.7625 per share, for 14,582 shares of its Common Stock to Seger Financial, Inc. This issuance was made in connection with the $1.4 million debt financing which Seger obtained for Big Buck from Crestmark Bank.

         These issuances were made in reliance upon the exemption provided in
Section 4(2) of the Securities Act. The foregoing securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning Big Buck, including, but not limited to, Big Buck's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuances of such securities.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF BIG BUCK'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN.

OVERVIEW

         Big Buck develops, owns and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." Until May 1995 when Big Buck opened its first unit in Gaylord, Michigan, it had no operations or revenues and its activities were devoted solely to development. In March 1997, Big Buck opened its second unit in Grand Rapids, Michigan, and in October 1997, Big Buck opened its third unit in Auburn Hills, Michigan, a suburb of Detroit. Big Buck plans to open its fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the summer of 1999, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro.

         Future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. Big Buck's present sources of revenue are the Gaylord, Grand Rapids and Auburn Hills units. There can be no assurances that Big Buck will successfully implement its expansion plans, in which case Big Buck will continue to depend on revenues from the existing units. Big Buck also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that Big Buck's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

         Big Buck uses a 52-/53-week fiscal year ending on the Sunday nearest December 31. All references herein to "1998" and "1997" represent the 53-week and 52-week fiscal years ended January 3, 1999 and December 28, 1997, respectively.

RESULTS OF OPERATIONS

The operating results of Big Buck expressed as a percentage of total revenue were as follows:


                                                                                          JANUARY 3,   DECEMBER 28,
                                                                                             1999          1997
                                                                                         -----------  -------------
REVENUE
     Restaurant sales ................................................................         95.4%        93.5%
     Wholesale and retail sales ......................................................          4.6          6.5
                                                                                         -----------  -----------
          Total revenue ..............................................................        100.0        100.0
                                                                                         -----------  -----------
COSTS AND EXPENSES:
         Cost of sales ...............................................................         33.9         33.7
         Restaurant salaries and benefits ............................................         29.9         28.8
         Operating expenses ..........................................................         21.0         20.2
         Depreciation and amortization ...............................................          5.0          7.2
                                                                                         -----------  -----------
           Total costs and expenses ..................................................         89.8         89.9
                                                                                         -----------  -----------
RESTAURANT OPERATING INCOME ..........................................................         10.2         10.1

GENERAL AND ADMINISTRATIVE EXPENSES ..................................................         11.5         18.0
                                                                                         -----------  -----------
LOSS FROM OPERATIONS .................................................................         (1.3)        (7.9)
                                                                                         -----------  -----------
OTHER INCOME (EXPENSE):
     Interest expense ................................................................         (5.2)        (4.5)
     Interest income .................................................................           .1          1.1
     Other ...........................................................................          (.1)        (0.2)
                                                                                         -----------  -----------
       Other income (expense), net ...................................................         (5.2)        (3.6)
                                                                                         -----------  -----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPAL ......................         (6.5)       (11.5)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPAL FOR PREOPENING COSTS .............         (2.2)      --
                                                                                         -----------  -----------
NET LOSS .............................................................................         (8.7)%      (11.5)%
                                                                                         -----------  -----------
                                                                                         -----------  -----------


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 3, 1999 AND DECEMBER 28, 1997

REVENUES

         Total revenues for Big Buck increased 71% to $15,561,753 in 1998 from $9,096,580 in 1997. The increase is primarily attributable to the Grand Rapids and Auburn Hills units being open for the entire year.

COSTS OF SALES

         Costs of sales which consist of food, merchandise and brewery supplies increased 72% to $5,270,518 in 1998 compared to $3,065,523 in 1997. The increase is primarily due to the increased sales. Costs of sales as a percentage of revenues increased to 33.9% in 1998 from 33.7% in 1997. The percentage increase is the result of higher produce cost and a higher percentage of sales from food in 1998 than in 1997.

RESTAURANT SALARIES AND BENEFITS

         Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 78% to $4,659,949 in 1998 compared to $2,619,194 in 1997. As a percentage of revenues, restaurant salaries and benefits increased to 29.9% in 1998 compared to 28.8% in 1997 due primarily to the implementation of the unit-level manager incentive bonus policy.

OPERATING EXPENSES

         Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs increased 78% to $3,267,568 in 1998 compared to $1,833,330 in 1997. Operating expenses as a percentage of revenues increased to 21.0% in 1998 as compared to 20.2% in 1997. This increase is due to increased maintenance and promotional expenses in 1998 compared to 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased 9% to $1,787,633 in 1998 compared to $1,640,047 in 1997. As a percentage of revenue, these expenses decreased to 11.5% in 1998 as compared to 18.0% in 1997. The decreased expenses as a percentage of revenues reflect increased total sales. As additional units are opened by Big Buck, management believes that these expenses will continue to grow at a slower rate than total revenues, resulting in a continued decrease in these expenses as a percentage of revenues.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased 19% to $780,054 in 1998 compared to $655,474 in 1997. As a percentage of revenues, these expenses decreased to 5.0% in 1998 as compared to 7.2% in 1997. The percentage decrease was the result of the Grand Rapids and Auburn Hills units being open for the entire year.

INTEREST EXPENSES/INTEREST INCOME

         Interest expense increased 99% to $815,984 during 1998 compared to $410,964 in 1997. This increase is due to the sale and leaseback of the Grand Rapids and Auburn Hills sites, which are accounted for as long-term capital lease obligations.

         Interest income decreased 85% to $15,266 during 1998 compared to $102,343 in 1997. The decrease in interest income is due to the sale of short-term investments during 1997 for use in the completion of the Auburn Hills units and due to working capital needs.

LIQUIDITY AND CAPITAL RESOURCES

         Big Buck used $336,910 in cash for operating activities during 1998 and generated $101,309 in cash from operating activities during 1997. Big Buck had a working capital deficit of $1,978,841 at January 3, 1999 and working capital of $255,000 at December 28, 1997. In order to fund operations in the short-term, Big Buck intends to use cash provided by the operations of its three existing units. Big Buck is also exploring the possible issuance of debt and equity securities to increase its workin capital.

         Since inception, Big Buck's principal capital requirements have been the funding of (a) its operations and promotion of the Big Buck Brewery & Steakhouse format and (b) the construction of units and the acquisition of furniture, fixtures and equipment for such units. Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills units were approximately $5.8 million, $3.2 million and $9.7 million, respectively.

         During 1998, Big Buck contributed $891,000 to the limited partnership which will own and operate the Grapevine unit. Big Buck may be required to contribute up to an additional $4.5 million, upon ten business days' notice, to complete construction of the Grapevine unit. Without additional financing, Big Buck will be unable to complete construction of this unit. If such funds are not available when required by the joint venture, Big Buck may be in material default under the joint venture agreement. In the event of material default, Bass Pro would be entitled to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%. Big Buck expects that it will continue to require significant capital resources to fund new unit development and construction.

         Big Buck generated $1,759,432 in cash from financing activities during 1998. Such financing activities included short-term borrowing from Crestmark Bank of $1,400,000 and collection of proceeds from a sale and leaseback financing receivable of $749,650.

         The completion of the Grapevine unit and the development of any additional units will require Big Buck to obtain additional financing. The amount of financing required for new units depends on the definitive locations, site conditions, construction costs and size and type of units to be built. There can be no assurance that financing will be available on terms acceptable or favorable to Big Buck, or at all. Without such financing, Big Buck's development plans will be slower than planned or even unachievable.

SEASONALITY

         Big Buck's sales and earnings are expected to fluctuate based on seasonal patterns. Big Buck anticipates that its highest earnings will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. Big Buck believes, however, that future expansion into markets outside Michigan, if any, will mitigate the effect of seasonality on its business.

YEAR 2000 READINESS DISCLOSURE

         The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following information was prepared to comply with the guidelines for Year 2000 disclosure that the SEC issued in an Interpretative Release, effective August 4, 1998.

STATE OF READINESS

         To operate its business, Big Buck relies on many third party information technology ("IT") systems, including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. Big Buck does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. Big Buck is in the process of requesting each of its hardware and software vendors to complete a Year 2000 compliance questionnaire. Based on the results of such questionnaires Big Buck will determine those IT systems that need to be upgraded or replaced to function properly in the year 2000.

         Big Buck is also in the process of assessing its non-IT systems (i.e. embedded technology such as microprocessors in kitchen equipment, brewery equipment, elevators, etc.). Big Buck plans to complete its assessment by July 1, 1999 and will then determine the best approach for remedying any non-compliant system.

         Big Buck also relies upon suppliers of raw materials and packaging for beer, suppliers of food and retail products and other third party product and service providers, over which it can assert little control. Big Buck is in the process of contacting all critical suppliers and service providers to assess the readiness of such parties and to determine the extent to which Big Buck may be vulnerable to such parties' failure to resolve their own Year 2000 issues. This effort is expected to be completed by July 1, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

         Big Buck expenses costs associated with its Year 2000 compliance efforts as the costs are incurred, but has not yet incurred any costs in connection with its Year 2000 compliance efforts. Big Buck estimates that its future cost of assessing and remedying Year 2000 issues will approximate $40,000. Such estimate does not consider any additional costs incurred due to the failure of any third party vendor, supplier or service provider to achieve Year 2000 compliance.

RISKS OF YEAR 2000 ISSUES

         Big Buck recognizes that Year 2000 issues constitute a material known uncertainty. Big Buck also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. Big Buck believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key vendors, suppliers and service providers or other critical third parties who do business with Big Buck to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Big Buck's business, operating results, financial condition and cash flows could be materially adversely affected. At this time, however, Big Buck does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues. Specific risks Big Buck faces with regard to Year 2000 issues include the following:

         1. Disruption of Internal Computer Systems. If our internal computer systems should fail, it could disrupt our accounting, restaurant management and other systems. We believe that the failure of our internal computer systems is unlikely. However, we expect that minor Year 2000 compliance issues will continue to be identified through our discussions with our hardware and software vendors. We intend to address these compliance issues no later than the second calendar quarter of 1999.

         2. Disruption of Supply Materials. The inability of our suppliers and service providers to be Year 2000 ready could result in delays in product delivery, disruption in the distribution channels and disruption in services required to operate. We are in the process of surveying our suppliers and service providers with regard to their Year 2000 readiness. We are hopeful of receiving adequate responses from critical suppliers and service providers and many non-critical suppliers and service providers by the second quarter of 1999. Where ultimate survey results show that the need arises, we will arrange for back-up suppliers and service providers before the change-over date.

CONTINGENCY PLANS

         Big Buck recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of Big Buck's vendors, suppliers and service providers are not timely completed. Big Buck intends to address contingency planning during calendar 1999. To the extent that Big

Buck's vendors, suppliers, and service providers are unable to provide sufficient evidence of Year 2000 readiness by July 1, 1999, Big Buck will seek to arrange for their replacement.

ITEM 7 FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
BIG BUCK BREWERY & STEAKHOUSE, INC.
Report of Independent Public Accountants..................................... 19
Financial Statements
         Balance Sheets...................................................... 20
         Statements of Operations............................................ 21
         Statements of Shareholders' Equity.................................. 22
         Statements of Cash Flows............................................ 23
         Notes to Financial Statements....................................... 24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Big Buck Brewery & Steakhouse, Inc.:

         We have audited the accompanying balance sheets of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of January 3, 1999 and December 28, 1997, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Big Buck's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Buck Brewery & Steakhouse, Inc. as of January 3, 1999 and December 28, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         As explained in Note 1 to the financial statements, effective December 29, 1997 the Company changed its method of accounting for preopening costs.

                                                /s/ ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
February 19, 1999

                                        BIG BUCK BREWERY & STEAKHOUSE, INC.

                                                   Balance Sheets



                                                                        January 3,         December 28,
                                                                            1999               1997
                                                                    ----------------  -----------------
                      ASSETS
CURRENT ASSETS:
   Cash                                                             $    500,236       $    354,015
   Lease receivable (Note 2)                                                --              749,650
   Accounts receivable                                                   216,147            170,460
   Inventories                                                           308,286            289,805
   Preopening expenses, net                                                 --              348,581
   Prepaids and other                                                    274,819            171,766
                                                                    ------------       ------------
        Total current assets                                           1,299,488          2,084,277

PROPERTY AND EQUIPMENT, net                                           18,847,968         18,340,043

OTHER ASSETS, net                                                        672,530            383,301
                                                                    ------------       ------------
                                                                    $ 20,819,986       $ 20,807,621
                                                                    ------------       ------------
                                                                    ------------       ------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $    925,031       $    843,430
   Accrued expenses                                                      709,070            735,727
   Current maturities of long-term obligations                         1,644,228            249,824
                                                                    ------------       ------------
        Total current liabilities                                      3,278,329          1,828,981
LONG-TERM OBLIGATIONS, less current maturities                         7,030,329          7,274,558
                                                                    ------------       ------------
        Total liabilities                                             10,308,658          9,103,539
COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares authorized;
        5,285,000 shares issued and outstanding                           52,850             52,850
   Warrants                                                              153,650            153,650
   Additional paid-in capital                                         13,407,694         13,240,694
   Accumulated deficit                                                (3,102,866)        (1,743,112)
                                                                    ------------       ------------
        Total shareholders' equity                                    10,511,328         11,704,082
                                                                    ------------       ------------
                                                                    $ 20,819,986       $ 20,807,621
                                                                    ------------       ------------
                                                                    ------------       ------------

      The accompanying notes are an integral part of these balance sheets.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.
                            Statements of Operations






                                                     For the Years Ended
                                               -------------------------------
                                                January 3,       December 28,
                                                   1999              1997
                                               -------------    --------------
REVENUE:
   Restaurant sales                            $ 14,843,860       $  8,500,828
   Wholesale and retail sales                       717,893            595,752
                                               ------------       ------------
        Total revenue                            15,561,753          9,096,580
                                               ------------       ------------
COSTS AND EXPENSES:
   Cost of sales                                  5,270,518          3,065,523
   Restaurant salaries and benefits               4,659,949          2,526,586
   Operating expenses                             3,267,568          1,925,938
   Depreciation and amortization                    780,054            655,474
                                               ------------       ------------
        Total costs and expenses                 13,978,089          8,173,521
                                               ------------       ------------
RESTAURANT OPERATING INCOME                       1,583,664            923,059

GENERAL AND ADMINISTRATIVE EXPENSES               1,787,633          1,640,047
                                               ------------       ------------
LOSS FROM OPERATIONS                               (203,969)          (716,988)
                                               ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense                                (815,984)          (410,964)
   Interest income                                   15,266            102,343
   Other                                             (8,520)           (13,911)
                                               ------------       ------------
        Other income (expense), net                (809,238)          (322,532)
                                               ------------       ------------
LOSS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE             (1,013,207)        (1,039,520)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE FOR PREOPENING COSTS                  (346,547)                --
                                               ------------       ------------
NET LOSS                                       $ (1,359,754)      $ (1,039,520)
                                               ------------       ------------
                                               ------------       ------------
BASIC AND DILUTED LOSS PER COMMON SHARE        $      (0.26)      $      (0.20)
                                               ------------       ------------
                                               ------------       ------------
BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                             5,285,000          5,277,033
                                               ------------       ------------
                                               ------------       ------------


   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                       Statements of Shareholders' Equity
                               For the Years Ended



                                                     COMMON STOCK                        ADDITIONAL
                                              -------------------------                   PAID-IN         ACCUMULATED
                                                  SHARES       AMOUNT      WARRANTS       CAPITAL           DEFICIT         TOTAL
                                              -------------   --------- --------------  -------------    ------------ --------------
BALANCE, December 29, 1996                      5,275,000   $   52,750   $    153,650   $ 13,034,544   $   (703,592)   $ 12,537,352
    Issuance of common stock for services
        rendered...........................        10,000          100           --           56,150           --            56,250
    Issuance of stock options for services
        rendered...........................          --           --             --          150,000           --           150,000
    Net loss...............................          --           --             --             --       (1,039,520)     (1,039,520)

                                              -------------   --------- --------------  -------------    ------------ --------------
BALANCE, December 28, 1997.................     5,285,000       52,850        153,650     13,240,694     (1,743,112)     11,704,082
    Issuance of warrants for services
        rendered...........................          --           --             --          167,000           --           167,000
    Net loss...............................          --           --             --             --       (1,359,754)     (1,359,754)
                                              -------------   --------- --------------  -------------    ------------ --------------
BALANCE, January 3, 1999...................     5,285,000   $   52,850   $    153,650   $ 13,407,694   $ (3,102,866)   $ 10,511,328
                                              -------------   --------- --------------  -------------    ------------ --------------
                                              -------------   --------- --------------  -------------    ------------ --------------






   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            Statements of Cash Flows


                                                                                         For the Years Ended
                                                                                 -------------------------------------
                                                                                    January 3,         December 28,
                                                                                       1999                1997
                                                                                 -----------------  ------------------
OPERATING ACTIVITIES:
   Net loss                                                                       $  (1,359,754)    $  (1,039,520)
   Adjustments to reconcile net loss to cash flows used in
     operating activitiesA
       Cumulative effect of change of accounting for preopening costs                   346,547                --
       Depreciation and amortization                                                    780,054           655,474
       Loss on sale of property                                                           8,520                --
       Change in operating assets and liabilities:
         Accounts receivable                                                            (45,687)         (130,460)
         Inventories                                                                    (18,481)         (134,020)
         Prepaids and other                                                            (103,053)         (410,206)
         Accounts payable                                                                81,601           556,613
         Accrued expenses                                                               (26,657)          603,428
                                                                                  -------------     -------------
            Net cash (used in) provided by operating activities                        (336,910)          101,309
                                                                                  -------------     -------------
INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                          (1,276,301)       (9,084,325)
   Sale of short-term investments, net                                                       --         4,910,000
                                                                                  -------------     -------------
            Net cash used in investing activities                                    (1,276,301)       (4,174,325)
                                                                                  --------------    -------------
FINANCING ACTIVITIES:
   Borrowings under long-term debt and capital lease obligations                      2,149,650         4,649,351
   Payments on long-term debt and capital lease obligations                            (249,825)         (250,788)
   Payment of deferred financing costs                                                 (140,393)                -
                                                                                  -------------     -------------
            Net cash provided by financing activities                                 1,759,432         4,398,563
                                                                                  -------------     -------------
INCREASE IN CASH                                                                        146,221           325,547
CASH, beginning of year                                                                 354,015            28,468
                                                                                  -------------     -------------
CASH, end of year                                                                 $     500,236     $     354,015
                                                                                  -------------     -------------
                                                                                  -------------     -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                  $     813,074     $     415,306
   Income taxes paid                                                                         --                --
NONCASH TRANSACTION:
   Issuance of common stock, stock options and warrants for property
     and services                                                                       167,000           206,150


  The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                          Notes to Financial Statements

                      January 3, 1999 and December 28, 1997

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Big Buck Brewery & Steakhouse, Inc. (f/k/a Michigan Brewery, Inc.) develops, owns and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." As of January 3, 1999, the Company owned and operated three units in the state of Michigan. The first unit opened in Gaylord, Michigan, on May 26, 1995. The Gaylord unit is utilized for bottling and wholesale distribution of its private label beer. Subsequent units opened on March 17, 1997 in Grand Rapids, Michigan, and on October 1, 1997 in Auburn Hills, Michigan, a suburb of Detroit. The Company plans to open a fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the summer of 1999, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between the Company and Bass Pro Outdoor World, L.P.

The Company incurred a net loss of $1,359,754 in 1998 and $1,039,520 in 1997. The losses for these periods are primarily attributable to costs and expenses incurred in the completion of the development and start-up of operations at the Grand Rapids and Auburn Hills units and the costs associated with the hiring of management to position the Company for its future expansion plans. The Company has a limited operating history, and future revenues and results from operations will depend upon various factors including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. The Company's ability to meet its expansion plan and achieve profitability depends on its ability to obtain substantial financing for the development of additional units. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

FISCAL YEAR

The Company has adopted a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year. All references herein to "1998" and "1997" represent the 53-week and 52-week fiscal years ended January 3, 1999 and December 28, 1997, respectively.

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

                                                                                January 3,        December 28,
                                                                                  1999                1997
                                                                            -------------------  ---------------
Food.....................................................................     $  116,966         $   88,820
Brewery..................................................................         95,180             83,032
Retail goods.............................................................         96,140            117,953
                                                                              ----------         ----------
                                                                              $  308,286         $  289,805
                                                                              ----------         ----------
                                                                              ----------         ----------

PREOPENING EXPENSES

During April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The Company has elected early implementation of the new accounting standard retroactive to the beginning of 1998. The effect of this accounting change was to charge operations the unamortized balance of preopening costs as of December 28, 1997 of $346,547.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred. Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over their estimated useful lives of 5 to 40 years. In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management's plans for future operations.

Property and equipment consisted of the following at:

                                                                  January 3,        December 28,         Estimated
                                                                    1999              1997              Useful Lives
                                                              ------------------ ------------------- ------------------
Land and improvements......................................   $   5,057,914     $   4,713,545       20 years for
                                                                                                    improvements
Building and improvements..................................       9,261,213         9,245,345           40 years
Brewery equipment..........................................       2,011,015         2,000,276        12-30 years
Restaurant equipment.......................................       1,827,540         1,807,032           10 years
Furniture, fixtures and equipment..........................       1,575,592         1,479,898          5-7 years
Construction in progress...................................         772,235                --
                                                              -------------     -------------
                                                                 20,505,509        19,246,096
Accumulated depreciation...................................      (1,657,541)         (906,053)
                                                              -------------     -------------
                                                              $  18,847,968     $  18,340,043
                                                              -------------     -------------
                                                              -------------     -------------


INCOME TAXES

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of the Company's assets and liabilities using currently enacted tax rates.

LOSS PER SHARE

The Company adopted in 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" which requires disclosure of basic earnings per share (EPS) and diluted EPS, which replaces the existing primary EPS and fully diluted EPS, as defined by APB No. 15. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed similarly to EPS as previously reported provided that, when applying the treasury stock method to common equivalent shares, the Company must use its average share price for the period rather than the more dilutive greater of the average share price or end-of-period share price required by APB No. 15. Substantially all of the warrants and options outstanding at January 3, 1999 had exercise prices in excess of the market price of the Company's common stock.

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

2.       LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following as of:

                                                                                    January 3,     December 28,
                                                                                       1999            1997
                                                                                    ----------      ----------

Capital lease obligations (see below)                                               $5,400,000      $5,400,000

Mortgage note payable to bank, monthly principal payments of $5,760 plus interest at 10.2%, remaining balance due on October 1, 2000, collateralized
   by all assets of the Company and guaranteed by certain shareholders               1,566,117       1,635,239

Note payable to bank, monthly payments of interest only at 10.0%,
   balance due on May 15, 1999, collateralized by all assets of the Company          1,400,000            --

Note payable to bank, monthly principal payments of $13,333 plus interest at
   10.2%, remaining balance due on October 1, 2000, collateralized by all
   assets of the Company and guaranteed by certain shareholders                        293,333         453,333

Other                                                                                   15,107          35,810
                                                                                    ----------      ----------
                Total                                                                8,674,557       7,524,382

Less-Current maturities                                                              1,644,228         249,824
                                                                                    ----------      ----------
                Long-term obligations                                               $7,030,329      $7,274,558
                                                                                    ----------      ----------
                                                                                    ----------      ----------


In April 1997, the Company entered into a real estate purchase and leaseback agreement with an unaffiliated third party for the land and property of its Grand Rapids unit. The Company received proceeds of $1,400,000 and in return, entered into a ten-year lease with a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 and percentage rent provisions. In the event gross sales, as defined, do not exceed $2,900,000 for any two consecutive lease years, the Company is obligated to repurchase the land and property for $1.4 million, plus $70,000 for each lease year on a pro rata basis. Annual gross sales for the period from April 11, 1997 through April 10, 1998 did not exceed $2.9 million. In the event that annual gross sales for the period from April 11, 1998 through April 10, 1999 do not exceed $2.9 million, Big Buck will be obligated to repurchase the land and property for $1,540,000. Subsequent to the seventh year, the Company has the option to purchase the land and property a a predefined price.

In August 1997, the Company entered into a second real estate purchase and leaseback agreement with an unaffiliated third party for the land of its Auburn Hills unit. The Company received proceeds of $4,000,000 ($749,650 of which was received during February 1998) and in return, entered into a 25-year lease with a minimum annual base rent of $400,000 and percentage rent provisions. In the event gross sales, as defined, do not exceed $8,000,000 for any two consecutive lease years, the Company is obligate to repurchase the land for $4.0 million, plus $200,000 for each lease year on a pro rata basis. Big Buck was required to pay an annual percentage rent of $46,000 based upon annual gross sales for the period from October 1, 1997 through September 30, 1998. Subsequent to the seventh year, the Company has the option to purchase the land at a predefined price. In lieu of cash payment, the Company may be required to issue shares of common stock for all or part of the purchase price valued at $5.00 per share.

No gain or loss was recognized on the sale and leaseback transactions. Management expects that if the Company was required to purchase the land at these units that these leases could be renewed or replaced by mortgage or other financing arrangements; however, there can be no assurance that such financing would be available on acceptable terms or at all.

The note payable to bank agreement requires, among other things, that the Company maintain certain financial ratios. As of January 3, 1999, the Company was in compliance with or has received waivers related to all such covenants.

Maturities of long-term obligations as of January 3, 1999 were as follows:

                  1999                  $1,644,228
                  2000                   1,630,329
                  2001                        --
                  2002                        --
                  2003                        --
                  Thereafter             5,400,000
                                        ----------
                                        $8,674,557
                                        ----------
                                        ----------


3. INCOME TAXES:

Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation. As of January 3, 1999 and December 28, 1997, the Company's deferred taxes consisted primarily of net operating loss carryforwards, preopening costs not currently deductible and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits. As of January 3, 1999, the Company had net operating loss carryforwards of approximately $4.9 million which expire through the year 2013.

4. SHAREHOLDERS' EQUITY:

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

WARRANTS

In connection with its IPO, the Company issued a warrant to the underwriter to purchase 245,000 shares of common stock at $6.00 per share. The warrant became exercisable in June 1997 and is exercisable until June 2000.

In connection with the joint venture agreement (Notes 1 and 6), the Company issued a warrant, exercisable at $2.625 per share, for 50,000 shares of its common stock to Bass Pro. The Company also issued a five-year warrant to its private placement agent, exercisable at $2.7625 per share, for 14,582 shares of its common stock.

5. STOCK OPTION PLANS:

During January 1996, the Company adopted the 1996 Stock Option Plan (the Plan), pursuant to which options to acquire an aggregate of 600,000 shares, as amended in June 1997, of the Company's common stock may be granted. Under the Plan, the board of directors may grant options to purchase shares of the Company's stock to eligible employees, nonemployees and contractors at a price not less than 100% of the fair market value at the time of the grant for both incentive and nonstatutory stock options. Option granted under the Plan vest annually over four years from date of grant and are exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company's outstanding voting stock.

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

A summary of the status of the Company's two stock option plans at January 3, 1999 and December 28, 1997 and changes during the fiscal years then ended is presented in the table and narrative below:



                                              Year Ended                                 Year Ended
                                            January 3, 1999                           December 28, 1997
                               ------------------------------------------ ------------------------------------------
                                                     Weighted Average                           Weighted Average
                                     Shares           Exercise Price          Shares             Exercise Price
                                   ----------       ------------------       --------           -----------------
Outstanding, beginning of
     Period..................         546,000          $    4.55               200,000             $  4.41
Granted......................         125,000               3.38               356,000                4.63
Exercised....................              --                 --                    --                  --
Forfeited....................              --                 --                10,000                2.00
Expired......................              --                 --                    --                  --
                                      -------          ---------             ---------             -------
Outstanding, end of
     Period..................         671,000          $    4.11               546,000             $  4.55
                                      -------          ---------             ---------             -------
                                      -------          ---------             ---------             -------
Exercisable, end of
     Period..................         280,500                                  137,750
                                      -------                                  -------
                                      -------                                  -------
Weighted average fair value
     Of options granted......         $  3.10                                  $  2.97
                                      -------                                  -------
                                      -------                                  -------



The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts:


                                                                       1998                  1997
                                                                    ----------------      ---------------
Net Loss                           As Reported                        $(1,359,754)           $(1,039,520)
                                   Pro Forma                           (1,710,122)            (1,370,375)
Diluted EPS                        As Reported                              (0.26)                 (0.20)
                                   Pro Forma                                (0.32)                 (0.26)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates of 5.20% and 6.01%; no expected dividend yields; expected lives of 7 and 5 years; and expected volatility of 123.47% and 85.06%.

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

JOINT VENTURE

During 1998, the Company contributed $891,000 to the limited partnership which will own and operate the Grapevine unit. The Company may be required to contribute up to an additional $4.5 million, upon ten business day's notice, to complete construction of the Grapevine unit. Without additional financing, the Company will be unable to complete construction of this unit. If such funds are not available when required by the joint venture, the Company may be in material default under the joint venture agreement. In the event of material default, Bass Pro would be entitled to purchase the Company's interest in the joint venture at 40% of book value, thereby eliminating the Company's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of the Company's interest in the joint venture, at 100% of the Company's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that the Company's interest in the joint venture may not be reduced below 51%. The Company expects that it will continue to require significant capital resources to fund new unit development and construction.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

                                PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information with respect to Big Buck's directors and executive officers as of March 1, 1999. Each director serves for a one-year term expiring in 1999 and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. There are no family relationships between any director or executive officer.



NAME                               AGE   PRINCIPAL OCCUPATION          POSITION WITH BIG BUCK        DIRECTOR SINCE
-----------------------------      ---   --------------------          ----------------------        --------------

William F. Rolinski.........       51    Chief Executive Officer,      Chief Executive Officer,           1993
                                         President and Chairman of     President and Chairman of
                                         the Board of Big Buck         the Board

Gary J. Hewett..............       36    Chief Operating Officer,      Chief Operating Officer,           1998
                                         Executive Vice President      Executive Vice President
                                         and Director of Big Buck      and Director

Anthony P. Dombrowski.......       38    Chief Financial Officer and   Chief Financial Officer            N/A
                                         Treasurer of Big Buck         and Treasurer

Blair A. Murphy, D.O........       45    Self-Employed Physician       Director                           1993

Patrick M. Sidders..........       58    Investment Banker             Director                           1998

Henry T. Siwecki............       54    Sole Owner and President of   Director                           1995
                                         Siwecki Construction, Inc.

Casimer I. Zaremba..........       78    Private Investor              Director                           1993


         William F. Rolinski is a founder of Big Buck and has been the Chief Executive Officer, President and Chairman of the Board since its formation in 1993. From 1987 to 1994, Mr. Rolinski was the founder, secretary and corporate counsel of Ward Lake Energy, Inc., an independent producer of natural gas in Michigan. While Mr. Rolinski was at Ward Lake, the company drilled and produced over 500 natural gas wells with combined reserves of over $200 million.

         Gary J. Hewett became the Chief Operating Officer and Executive Vice President of Big Buck in April 1996 and a director of Big Buck in December 1998. From June 1989 to March 1996, he served in various capacities at Hooters of America, Inc., a national restaurant chain, including Vice President of Franchise Operations where he was responsible for the operational support of 84 franchised restaurants and Vice President of Company Operations where he was responsible for the operation of 2 company-owned restaurants. Mr. Hewett's responsibilities at Hooters included supervision of site selection, restaurant design and layout, training and new restaurant openings. From 1986 to 1989, Mr. Hewett was employed by the Marriott Corporation as a restaurant general manager.

         Anthony P. Dombrowski became the Chief Financial Officer and Treasurer of Big Buck in May 1996. He acted as a consultant to Big Buck, in the capacity of Chief Financial Officer, from January 1996 to May 1996. From February 1995 to May 1996, Mr. Dombrowski operated his own financial and consulting business. From

May 1989 to January 1995, Mr. Dombrowski was the Chief Financial Officer of Ward Lake. Mr. Dombrowski began his career with Price Waterhouse LLP in 1982.

         Blair A. Murphy, D.O. is a founder of Big Buck and has been a director since its formation in 1993. Dr. Murphy has been a urological surgeon since 1990 and is presently a self-employed physician.

         Patrick M. Sidders became a director of Big Buck in December 1998. From September 1995 to June 1998, Mr. Sidders served as Senior Vice President and Director of Corporate Finance for R.J. Steichen & Company, the investment banking firm which acted as the underwriter of Big Buck's initial public offering. From March 1994 to September 1995, he worked as Executive Vice President Administration and Chief Financial Officer of Casino Magic, Inc., a casino management company. From June 1990 to March 1994, Mr. Sidders served as Senior Vice President and Director of Corporate Finance for John G. Kinnard and Company, Incorporation, an investment banking firm.

         Henry T. Siwecki has been a director since August 1995. For more than the last five years, Mr. Siwecki has been the sole owner and president of Siwecki Construction, Inc., a commercial and residential contractor.

         Casimer I. Zaremba is a founder of Big Buck and has been a director since its formation in 1993. Mr. Zaremba has been a private investor for more than the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires Big Buck's officers, directors and persons who own more than 10% of a registered class of Big Buck's equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish Big Buck with copies of all such reports. To Big Buck's knowledge, based solely on a review of copies of reports filed with the SEC during 1998, all applicable Section 16(a) filing requirement were met, except that three reports on Form 5 setting forth the January 1, 1997 automatic grant of stock options for 5,000 shares pursuant to the 1996 Director Stock Option Plan to each of Blair A. Murphy, D.O., Henry T. Siwecki and Casimer I. Zaremba, Big Buck's non-employee directors, were not filed on a timely basis.

ITEM 10 EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by Big Buck to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officers") during 1998, 1997 and 1996.

                                             SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                                  -------------------             ----------------------
                                                                                          AWARDS
                                                                                  ----------------------
                                                                                        SECURITIES
         NAME AND PRINCIPAL POSITION               YEAR         SALARY              UNDERLYING OPTIONS
         ---------------------------               ----         ------              ------------------
William F. Rolinski . . . . . . . . . . . . .  .   1998       $151,586                      30,000
  Chief Executive Officer, President and           1997       $167,308                      75,000
  Chairman of the Board                            1996       $134,038                          --

Gary J. Hewett . . . . . . . . . . . . . . . . .   1998       $130,845                      25,000
  Chief Operating Officer, Executive               1997       $152,061                     125,000
  Vice President and Director                      1996(1)    $101,445                      55,000

Anthony P. Dombrowski . . . . . . . . . . . . .    1998       $ 92,885                      20,000
  Chief Financial Officer and                      1997       $102,615                      60,000
  Treasurer                                        1996(2)    $112,516                      33,000
----------------------

(1) Mr. Hewett became an employee of Big Buck on April 1, 1996. The amount reported for 1996 reflects less than a full year's compensation.

(2) Mr. Dombrowski became an employee of Big Buck on May 1, 1996. From January 1996 through April 1996, Mr. Dombrowski served as a consultant to Big Buck. The amount reported for 1996 reflects a full year's compensation.

         The following table sets forth each grant of stock options during 1998 to the Named Executive Officers. No stock appreciation rights were granted during 1998.

                                          OPTION GRANTS IN LAST FISCAL YEAR

                                      NUMBER OF
                                     SECURITIES        PERCENT OF TOTAL
                                     UNDERLYING        OPTIONS GRANTED        EXERCISE OR
                                       OPTIONS         TO EMPLOYEES IN         BASE PRICE          EXPIRATION
              NAME                   GRANTED(1)          FISCAL YEAR          ($/SHARE)(2)            DATE
--------------------------------  ----------------   --------------------  ------------------   ---------------
William F. Rolinski.................   30,000                27.3%                  $3.00          12/28/08

Gary J. Hewett......................   25,000                22.7%                  $3.00          12/28/08

Anthony P. Dombrowski...............   20,000                18.2%                  $3.00          12/28/08
----------------------

(1)   These options became exercisable immediately upon grant.

(2)   Fair market value per share on the date of grant.

         The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of the end of 1998. No options were exercised by the Named Executive Officers in 1998. No stock appreciation rights were exercised by the Named Executive Officers in 1998 or were outstanding at the end of that year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

                                                         NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                          OPTIONS AT FY-END                  AT FY-END(1)
                                                        ----------------------           --------------------
                    NAME                            EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------------------------     -------------   ---------------  -------------  ---------------
William F. Rolinski. . . . . . . . . . . . .            48,750          56,250          $7,500         $0

Gary J. Hewett . . . . . . . . . . . . . . .            86,250         118,750          $7,500         $0

Anthony P. Dombrowski. . . . . . . . . . . .            53,000          60,000          $5,750         $0

-----------------------

(1) Market value of underlying securities at fiscal year end minus the exercise price.

COMPENSATION OF DIRECTORS

         Big Buck's non-employee directors receive options pursuant to the 1996 Director Stock Option Plan. Management members of the Board receive no compensation as Board members. Board members are paid their expenses, if any, which are incurred solely to participate in meetings of the Board or Board committees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         Gary J. Hewett, Chief Operating Officer, Executive Vice President and a director of Big Buck, is entitled to six months' salary upon termination of employment, unless such termination is for cause. Based on Mr. Hewett's 1998 compensation, he would be entitled to approximately $65,423 upon termination of employment without cause. To date, Big Buck has not entered into any agreements providing for the continued employment of its personnel.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information known to Big Buck regarding beneficial ownership of its Common Stock as of February 1, 1999, by
(a) each person who is known to Big Buck to own beneficially more than five percent of the Common Stock, (b) each director, (c) each Named Executive Officer, and (d) all executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, Big Buck knows of no agreements among its shareholders which relate to voting or investment power with respect to its Common Stock.


                                                                                        SHARES            PERCENT
                                                                                     BENEFICIALLY            OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                               OWNED(1)            CLASS
----------------------------------------                                             ------------        ---------
William F. Rolinski(2)(3).......................................................        889,358             16.7%

Perkins Capital Management, Inc.(4).............................................        872,500             15.1%
     730 East Lake Street
     Wayzata, Minnesota 55391

Casimer I. Zaremba(2)(5)(6).....................................................        690,007             13.0%

Blair A. Murphy, D.O.(2)(5).....................................................        650,007             12.3%

The Perkins Opportunity Fund(7).................................................        600,000             10.7%
     730 East Lake Street
     Wayzata, Minnesota 55391

FMR Corp.(8)....................................................................        522,500              9.9%
     82 Devonshire Street
     Boston, Massachusetts 02109

Henry T. Siwecki(2)(5)(9).......................................................        151,989              2.9%

Gary J. Hewett(10)..............................................................         86,250              1.6%

Anthony P. Dombrowski(11).......................................................         59,000              1.1%

Patrick M. Sidders(12) .........................................................         19,000              *

All Executive Officers and Directors as a Group (7 persons)(13).................      2,545,611             46.0%

---------------
*Represents less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of February 1, 1999. Unless otherwise indicated, the address for each listed shareholder is c/o Big Buck Brewery & Steakhouse, Inc., 550 South Wisconsin Street, Gaylord, Michigan 49735.

(2) Substantially all of the shares beneficially owned by Messrs. Rolinski, Zaremba, Murphy and Siwecki are subject to a three-year escrow agreement with Norwest Bank Minnesota, National Association, Big Buck and the Commissioner of Commerce for the State of Minnesota dated June 7, 1996.

(3) Includes 48,750 shares of Common Stock subject to currently exercisable options.

(4) As set forth in Schedule 13G filed with the SEC by Perkins Capital Management, Inc. and The Perkins Opportunity Fund on February 4, 1999. Includes (a) 177,500 shares of Common Stock owned by the clients of PCM, (b) 195,000 shares of Common Stock subject to currently exercisable warrants owned by the clients of PCM, (c) 200,000 shares of Common Stock owned by POF, and (d) 300,000 shares of Common Stock subject to currently exercisable warrants owned by POF. PCM has (a) sole power to vote 262,000 shares of Common Stock, including 200,000 shares of Common Stock owned by POF, and (b) sole power to dispose of 872,500 shares of Common Stock, including 200,000 shares of Common Stock owned by POF and 300,000 shares of Common Stock subject to currently exercisable warrants owned by POF. PCM disclaims beneficial ownership of the securities owned by POF.

(5) Includes 15,000 shares of Common Stock subject to currently exercisable options.

(6) Beneficial ownership of 450,005 of these shares is shared with Walter Zaremba, Casimer Zaremba's brother.

(7) As set forth in Schedule 13G filed with the SEC by PCM and POF on February 4, 1999. Includes 300,000 shares of Common Stock subject to currently exercisable warrants. Ownership of ten percent or more of the outstanding stock of Big Buck requires the prior approval of the Michigan Liquor Control Commission. As a result, the warrants held by POF cannot be exercised in their entirety without such approval.

(8) As set forth in Schedule 13G filed with the SEC by FMR Corp. on February 11, 1999. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 522,500 shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. The ownership of one investment company, Fidelity Capital Appreciation Fund, amounted to 522,500 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 522,500 shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees. Members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Ms. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(9) Includes 6,000 shares of Common Stock subject to currently exercisable warrants.

(10) Represents shares of Common Stock subject to currently exercisable options.

(11) Includes 53,000 shares of Common Stock subject to currently exercisable options.

(12)     Includes (a) 1,000 shares of Common Stock owned by Mr. Sidders' spouse,
         (b) 2,000 shares of Common Stock which Mr. Sidders and his spouse own jointly, (c) 10,000 shares of Common Stock subject to currently exercisable warrants owned by Mr. Sidders, (d) 1,000 shares of Common Stock subject to currently exercisable warrants owned by Mr. Sidders' spouse, and (e) 2,000 shares of Common Stock subject to currently exercisable warrants which Mr. Sidders and his spouse own jointly.

(13) Includes 233,000 shares of Common Stock subject to currently exercisable options and 19,000 shares of Common Stock subject to currently exercisable warrants.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Big Buck has entered into a loan agreement with NBD Bank for three separate loan facilities which aggregate $3.0 million. Messrs. Rolinski, Murphy and Zaremba, each a director of Big Buck, have personally guaranteed repayment of all amounts under this loan agreement. Messrs. Rolinski, Murphy and Zaremba do not intend to personally guarantee future obligations of Big Buck.

         All future transactions between Big Buck and its officers, directors and principal shareholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested non-employee directors, and will be on terms no less favorable to Big Buck than could be obtained from unaffiliated third parties.

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

   (a)   Exhibits

         3.1 Restated Articles of Incorporation (incorporated by reference to Big Buck's Current Report on Form 8-K, filed on October 3, 1997 (File No. 0-20845)).
         3.2 Amended and Restated Bylaws (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
         4.1 Specimen Form of Big Buck's Common Stock Certificate (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
         4.2 Form of Warrant Agreement (including Form of Redeemable Class A Warrant) (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
         4.3 Form of Subscription and Investment Representation Agreement, dated December 1995, between Big Buck and Pyramid Partners, LP (including Form of Common Stock Purchase Warrant) (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
         10.1 1996 Stock Option Plan (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
         10.2 1996 Director Stock Option Plan (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
         10.3 Loan Agreement dated July 28, 1995, by and among Big Buck, William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I. Zaremba and NBD Bank (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
         10.4 Escrow Agreement dated June 7, 1996, by and among Big Buck, William F. Rolinski, Dr. Blair A. Murphy, Casimer I. Zaremba, Henry T. Siwecki, Norwest Bank Minnesota, National Association, and the Commissioner of Commerce for the State of Minnesota (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 31, 1997 (File No. 0-20845)).
         10.5 Real Estate Purchase and Leaseback Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
         10.6 Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
         10.7 Real Estate Purchase and Leaseback Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated August 1, 1997 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on August 12, 1997 (File No. 0-20845)).
         10.8 Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated October 1, 1997 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
         10.9 Stock Option Agreement between Big Buck and Michael G. Eyde, dated August 1, 1997 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
         10.10 Limited Partnership Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.P. and Big Buck, dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
         10.11 Shareholders' Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.P. and Big Buck, dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
         10.12 Commercial Sublease Agreement by and between Bass Pro Outdoor World, L.P. and Buck and Bass, L.P., dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
         10.13 Common Stock Purchase Warrant issued by Big Buck to Bass Pro Outdoor World, L.P., dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
         10.14 Loan Agreement dated November 20, 1998, by and between Big Buck, Borrower, and Crestmark Bank, Lender.
         10.15 Real Estate Mortgage Note dated November 20, 1998, by and between Big Buck, Borrower, and Crestmark Bank, Lender.
         10.16 Security Agreement dated November 20, 1998, by and between Big Buck, Borrower, and Crestmark Bank, Lender.
         10.17 Common Stock Purchase Warrant issued by Big Buck to Seger Financial, Inc., dated November 20, 1998.
         10.18 Stock Option Agreement between Big Buck and William F. Rolinski, dated December 29, 1998.
         10.19 Stock Option Agreement between Big Buck and Gary J. Hewett, dated December 29, 1998.
         10.20 Stock Option Agreement between Big Buck and Anthony P. Dombrowski, dated December 29, 1998.
         21.1     Subsidiaries of Big Buck.
         23.1     Consent of Independent Public Accountants.
         24.1     Power of Attorney (included on signature page to Form 10-KSB).
         27.1     Financial Data Schedule.
         99.1     Cautionary Statement.

   (b)   Reports on Form 8-K

         (1) Big Buck filed no Current Reports on Form 8-K during the quarter ended January 3, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan on March 29, 1999.


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

                                POWER OF ATTORNEY

         KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints William F. Rolinski and Anthony P. Dombrowski as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.



                  Signature                                       Title                               Date
                  ---------                                       -----                               ----
/s/ William F. Rolinski                          President, Chief Executive Officer and          March 29, 1999
-------------------------------------------      Director (Principal Executive Officer)
         William F. Rolinski

/s/ Anthony P. Dombrowski                        Chief Financial Officer and Treasurer           March 29, 1999
--------------------------------------------     (Principal Financial Officer and Principal
         Anthony P. Dombrowski                   Accounting Officer)


/s/ Gary J. Hewett                               Chief Operating Officer, Executive Vice         March 29, 1999
--------------------------------------------     President and Director
         Gary J. Hewett

/s/ Blair A. Murphy                              Director                                        March 29, 1999
--------------------------------------------
         Blair A. Murphy

/s/ Patrick M. Sidders                           Director                                        March 29, 1999
--------------------------------------------
         Patrick M. Sidders

--------------------------------------------     Director                                        March 29, 1999
         Henry T. Siwecki


/s/ Casimer I. Zaremba                           Director                                        March 29, 1999
--------------------------------------------
         Casimer I. Zaremba

                                INDEX TO EXHIBITS

Exhibit
 Number     Description
-------     -----------
   3.1    Restated Articles of Incorporation (incorporated by reference to Big
          Buck's Current Report on Form 8-K, filed on October 3, 1997 (File No.
          0-20845)).

   3.2    Amended and Restated Bylaws (incorporated by reference to Big Buck's
          Registration Statement on Form SB-2, filed on April 15, 1996 (File No.
          333-3548)).

   4.1 Specimen Form of Big Buck's Common Stock Certificate (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on
          April 15, 1996 (File No. 333-3548)).

   4.2    Form of Warrant Agreement (including Form of Redeemable Class A
          Warrant) (incorporated by reference to Big Buck's Registration
          Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).

   4.3    Form of Subscription and Investment Representation Agreement, dated
          December 1995, between Big Buck and Pyramid Partners, LP (including
          Form of Common Stock Purchase Warrant) (incorporated by reference to
          Big Buck's Registration Statement on Form SB-2, filed on April 15, 1996
          (File No. 333-3548)).

   10.1   1996 Stock Option Plan (incorporated by reference to Big Buck's Annual
          Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).

   10.2   1996 Director Stock Option Plan (incorporated by reference to Big
          Buck's Registration Statement on Form SB-2, filed on April 15, 1996
          (File No. 333-3548)).

   10.3   Loan Agreement dated July 28, 1995, by and among Big Buck, William F.
          Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I. Zaremba and
          NBD Bank (incorporated by reference to Big Buck's Registration
          Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).

   10.4   Escrow Agreement dated June 7, 1996, by and among Big Buck, William F.
          Rolinski, Dr. Blair A. Murphy, Casimer I. Zaremba, Henry T. Siwecki,
          Norwest Bank Minnesota, National Association, and the Commissioner of
          Commerce for the State of Minnesota (incorporated by reference to Big
          Buck's Annual Report on Form 10-KSB, filed on March 31, 1997 (File No.
          0-20845)).

   10.5   Real Estate Purchase and Leaseback Agreement by and between Eyde
          Brothers Development Co., Landlord, and Big Buck, Tenant, dated April
          11, 1997 (incorporated by reference to Big Buck's Quarterly Report on
          Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).

   10.6 Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on May 9, 1997
          (File No. 0-20845)).

   10.7   Real Estate Purchase and Leaseback Agreement by and between Michael G.
          Eyde, Landlord, and Big Buck, Tenant, dated August 1, 1997
          (incorporated by reference to Big Buck's Quarterly Report on Form
          10-QSB, filed on August 12, 1997 (File No. 0-20845)).

   10.8   Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck,
          Tenant, dated October 1, 1997 (incorporated by reference to Big Buck's
          Annual Report on Form 10-KSB, filed on March 23, 1998 (File No.
          0-20845)).

   10.9   Stock Option Agreement between Big Buck and Michael G. Eyde, dated
          August 1, 1997 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).



   10.10  Limited Partnership Agreement by and among BBBP Management Company,
          Bass Pro Outdoor World, L.P. and Big Buck, dated November 5, 1998
          (incorporated by reference to Big Buck's Quarterly Report on Form
          10-QSB, filed on November 12, 1998 (File No. 0-20845)).

   10.11  Shareholders' Agreement by and among BBBP Management Company, Bass Pro
          Outdoor World, L.P. and Big Buck, dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).

   10.12  Commercial Sublease Agreement by and between Bass Pro Outdoor World,
          L.P. and Buck and Bass, L.P., dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on
          November 12, 1998 (File No. 0-20845)).

   10.13  Common Stock Purchase Warrant issued by Big Buck to Bass Pro Outdoor
          World, L.P., dated November 5, 1998 (incorporated by reference to Big
          Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998
          (File No. 0-20845)).

   10.14  Loan Agreement dated November 20, 1998, by and between Big Buck,
          Borrower, and Crestmark Bank, Lender.

   10.15  Real Estate Mortgage Note dated November 20, 1998, by and between Big
          Buck, Borrower, and Crestmark Bank, Lender.

   10.16  Security Agreement dated November 20, 1998, by and between Big Buck,
          Borrower, and Crestmark Bank, Lender.

   10.17  Common Stock Purchase Warrant issued by Big Buck to Seger Financial,
          Inc., dated November 20, 1998.

   10.18  Stock Option Agreement between Big Buck and William F. Rolinski, dated
          December 29, 1998.

   10.19  Stock Option Agreement between Big Buck and Gary J. Hewett, dated
          December 29, 1998.

   10.20 Stock Option Agreement between Big Buck and Anthony P. Dombrowski, dated December 29, 1998.

   21.1   Subsidiaries of Big Buck.

   23.1   Consent of Independent Public Accountants.

   24.1   Power of Attorney (included on signature page to Form 10-KSB).

   27.1   Financial Data Schedule.

   99.1   Cautionary Statement.