Form 10-Q
period 1999-04-04
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1999-05-19
CIK 1009652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -----------

                                  FORM 10-QSB



/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999


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

     As of May 19, 1999, there were outstanding 5,405,481 shares of common stock, $.01 par value, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I      FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .   2

     ITEM 1 Financial Statements

                Balance Sheets as of April 4, 1999 and January 3, 1999. . . .   2

                Statements of Operations for the three months ended April 4,
                1999 and March 29, 1998 . . . . . . . . . . . . . . . . . . .   3

                Statements of Cash Flows for the three months ended April 4,
                1999 and March 29, 1998 . . . . . . . . . . . . . . . . . . .   4

                Condensed Notes to Financial Statements . . . . . . . . . . .   5

     ITEM 2 Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . .   6

PART II     OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  12

     ITEM 5 Other Information . . . . . . . . . . . . . . . . . . . . . . . .  12

     ITEM 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  12


                                     PART I

ITEM 1         Financial Statements

                        BIG BUCK BREWERY & STEAKHOUSE, INC.

                                 BALANCE SHEETS

                                                 April 4, 1999     January 3, 1999
                                                 -------------     ---------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                           $     119,915     $     500,236
  Accounts receivable                                  106,740           216,147
  Inventories                                          270,724           308,286
  Prepaids and other                                   312,039           274,819
                                                 -------------     -------------
        Total current assets                           809,418         1,299,488
PROPERTY AND EQUIPMENT, net                         19,390,859        18,847,968
MINORITY INTEREST IN JOINT VENTURE                       3,289                 0
OTHER ASSETS, net                                      621,402           672,530
                                                 -------------     -------------
                                                 $  20,824,968     $  20,819,986
                                                 -------------     -------------
                                                 -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $   1,822,281     $     925,031
  Accrued expenses                                     371,863           709,070
  Current maturities of long-term debt               1,639,329         1,644,228
                                                 -------------     -------------
        Total current liabilities                    3,833,473         3,278,329
LONG-TERM DEBT, less current maturities              6,953,956         7,030,329
                                                 -------------     -------------
        Total liabilities                           10,787,429        10,308,658
                                                 -------------     -------------
                                                 -------------     -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000
   shares authorized; 5,285,000 shares
   issued and outstanding                               52,850            52,850
  Warrants                                             153,650           153,650
  Additional paid-in capital                        13,407,694        13,407,694
  Accumulated deficit                               (3,576,655)       (3,102,866)
                                                 -------------     -------------
        Total shareholders' equity                  10,037,539        10,511,328
                                                 -------------     -------------
                                                 $  20,824,968     $  20,819,986
                                                 -------------     -------------
                                                 -------------     -------------

         The accompanying notes are an integral part of these balance sheets.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                 --------------------------------
                                                 April 4, 1999     March 29, 1998
                                                 -------------     --------------
REVENUE:
  Restaurant sales                               $   3,165,427     $   3,815,738
  Wholesale beer and gift shop sales                   121,244           149,197
                                                 -------------     --------------
        Total revenue                                3,286,671         3,964,935
                                                 -------------     --------------
COSTS AND EXPENSES:
  Cost of sales                                      1,067,582         1,359,163
  Restaurant salaries and benefits                     989,372         1,146,341
  Operating expenses                                   631,171           805,737
  Depreciation and amortization                        202,089           187,510
                                                 -------------     --------------
        Total costs and expenses                     2,890,214         3,498,751
                                                 -------------     --------------
  Restaurant operating income                          396,457           466,184

  Preopening expenses                                  127,151                 -
  General and administrative expenses                  531,131           424,176
                                                 -------------     --------------
  Income (loss) from operations                       (261,825)           42,008

OTHER INCOME (EXPENSE):
  Interest expense                                    (215,612)         (188,026)
  Interest income and other                                359             3,512
                                                 -------------     --------------
        Other income (expense), net                   (215,253)         (184,514)
                                                 -------------     --------------
  Minority interest share of joint venture               3,289                 -
                                                 -------------     --------------
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                      (473,789)         (142,506)
                                                 -------------     --------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE FOR PREOPENING COSTS                             -          (346,547)
                                                 -------------     --------------
NET LOSS                                           $  (473,789)     $   (489,053)
                                                 -------------     --------------
                                                 -------------     --------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE        $     (0.09)     $      (0.09)
                                                 -------------     --------------
                                                 -------------     --------------
WEIGHTED AVERAGE SHARES OUTSTANDING                  5,285,000         5,285,000
                                                 -------------     --------------
                                                 -------------     --------------

      The accompanying notes are an integral part of these financial statements

                         BIG BUCK BREWERY & STEAKHOUSE, INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              Three Months Ended  Three Months Ended
                                                                   April 4,           March 29,
                                                                     1999                1998
                                                              ------------------  ------------------
OPERATING ACTIVITIES:
  Net loss                                                      $   (473,789)       $   (489,053)
  Adjustments to reconcile net loss to cash flows used in
   operating activities-
    Depreciation and amortization                                    202,089             187,510
    Cumulative effect of change in accounting
     for preopening costs                                                  -             346,547
    Change in operating assets and liabilities:
      Accounts receivable                                            106,118              99,196
      Inventories                                                     37,562                 593
      Prepaids and other                                             (37,220)             10,286
      Accounts payable                                               897,250             (92,957)
      Accrued expenses                                              (337,207)           (213,766)
                                                                ------------        ------------
       Net cash provided by (used in) operating activities           394,803            (151,644)
                                                                ------------        ------------
INVESTING ACTIVITIES:
  Purchases of property and equipment, net                          (733,457)           (355,378)
  Decrease in other assets                                            39,605             (42,284)
                                                                ------------        ------------
       Net cash used in investing activities                        (693,852)           (397,662)
                                                                ------------        ------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt and capital lease obligations               -             699,650
  Payments on long-term debt and capital lease obligations           (81,272)            (65,125)
                                                                ------------        ------------
       Net cash used provided by (used in)
       financing activities                                          (81,272)            634,525
                                                                ------------        ------------
INCREASE (DECREASE) IN CASH                                         (380,321)             85,219

CASH, beginning of period                                            500,236             354,015
                                                                ------------        ------------
CASH, end of period                                             $    119,915        $    439,234
                                                                ------------        ------------
                                                                ------------        ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                 $    233,584        $    193,556
  Income taxes paid                                                        -                   -

      The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                     Condensed Notes to Financial Statements
                                  April 4, 1999

(1)  Basis of Financial Statement Presentation

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

     The first quarter financial statements for Big Buck Brewery & Steakhouse, Inc. include the results of operations for the joint venture described in Big Buck's Form 10-KSB for the fiscal year ended January 3, 1999.

     The unaudited balance sheet as of April 4, 1999 and the unaudited statements of operations and cash flows for the three months ended April 4, 1999 and March 29, 1998 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending January 2, 2000. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Form 10-KSB for the fiscal year ended January 3, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 3, 1999 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Form 10-KSB for the fiscal year ended January 3, 1999.

(2)  Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standard (SFAS No. 130), "Reporting Comprehensive Income," effective beginning in fiscal 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 did not have a material impact on Big Buck's financial position or results of operations as comprehensive income and net income were the same for all periods presented.

     During April 1998, the Accounting Standards Executive Committee of the America Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Big Buck has elected early implementation of the accounting standard retroactive to the beginning of 1998. The effect of this accounting change was a charge to operations for the unamortized balance of preopening costs for the year ended December 28, 1997 of $346,547.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE BIG BUCK'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, FILED ON MARCH 29, 1999, FOR ADDITIONAL FACTORS KNOWN TO BIG BUCK THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

Big Buck develops, owns and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." Until May 1995 when the Big Buck opened its first Unit in Gaylord, Michigan, it had no operations or revenues and its activities were devoted solely to development. In March 1997, Big Buck opened its second unit in Grand Rapids, Michigan, and in October 1997, Big Buck opened its third Unit in Auburn Hills, Michigan, a suburb of Detroit. Big Buck plans to open its fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the fall of 1999, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro.

Future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. Big Buck's present sources of revenue are the Gaylord, Grand Rapids and Auburn Hills units. There can be no assurance that Big Buck will successfully implement its expansion plans, in which case Big Buck will continue to depend on the revenues from the existing units. Big Buck also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that Big Buck's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

Big Buck's sales and results of operations are expected to fluctuate based on seasonal patterns. Big Buck anticipates that its highest earnings will occur in the second and third quarters. Quarterly results in the future are likely to be substantially affected by the timing of new unit openings. Because of the seasonality of Big Buck's business and the impact of new unit openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

QUARTERS ENDED APRIL 4, 1999 AND MARCH 29, 1998

The following table is derived from Big Buck's statements of operations and expresses the results from operations as a percent of total revenue:

                                                         Three Months Ended
                                                        ---------------------
                                                        April 4,    March 29,
                                                          1999        1998
                                                        --------    ---------
REVENUE:
  Restaurant sales                                        96.3%       96.2%
  Wholesale beer and gift shop sales                       3.7         3.8
                                                        -------     -------
       Total revenue                                     100.0       100.0
                                                        -------     -------
COSTS AND EXPENSES:
  Cost of sales                                           32.5        34.3
  Restaurant salaries and benefits                        30.1        28.9
  Operating expenses                                      19.2        20.3
  Depreciation and amortization                            6.1         4.7
                                                        -------     -------
       Total costs and expenses                           87.9        88.2
                                                        -------     -------
  Restaurant operating income                             12.1        11.8

  Preopening expenses                                      3.9           -
  General and administrative expenses                     16.2        10.7
                                                        -------     -------
Income (loss) from operations                             (8.0)        1.1

OTHER INCOME (EXPENSE):
  Interest expense                                        (6.6)       (4.7)
  Interest income and other                                  -         0.1
                                                        -------     -------
       Other income (expense), net                        (6.6)       (4.6)
                                                        -------     -------
  Minority interest share of joint venture                 0.1           -

LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                      (14.5)       (3.5)
                                                        -------     -------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  FOR PREOPENING COSTS                                       -        (8.7)
                                                        -------     -------
NET LOSS                                                 (14.5)%     (12.2)%
                                                        -------     -------
                                                        -------     -------

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED APRIL 4, 1999 AND MARCH 29, 1998

REVENUES

Revenues decreased 17% to $3,286,671 in the quarter ended April 4, 1999 from $3,964,935 in the quarter ended March 29, 1998. The decrease was due to the combined impact of the severe winter on all of Big Buck's units, the delayed start of the NBA season on the Auburn Hills unit and the passing of the peak period of sales following the opening of the Auburn Hills unit.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, decreased $291,581 to $1,067,582 in the first quarter of 1999 compared to $1,359,163 for the same period in 1998. As a percentage of revenues, cost of sales decreased to 32.5% in the first quarter of 1999 compared to 34.3% for the same quarter in 1998. The decrease is the result of an increase in menu prices as well as additional savings due to greater purchasing volume.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased $156,969 to $989,372 in the first quarter of 1999 compared to $1,146,341 for the first quarter in 1998. The decrease was due to lower staffing needs for hourly employees as a result of decreased sales volume. As a percentage of revenues, restaurant salaries and benefits increased to 30.1% in the first quarter of 1999 compared to 28.9% for the same period in 1998. This increase is the result of higher restaurant management wages and benefits which do not decrease directly with decreases in sales volume as compared to hourly employee wages.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, decreased $174,566 to $631,171 in the first quarter of 1999 compared to $805,737 for the first quarter of 1998. As a percentage of revenues, operating expenses decreased to 19.2% in the first quarter of 1999 as compared to 20.3% for the same period in 1998. This decrease is the result of a refocusing of advertising and marketing efforts and tighter cost controls.

PREOPENING EXPENSES

Preopening expenses consist of expenses incurred prior to an opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. Preopening expenses for the fourth unit in Grapevine, Texas, were $127,151 for the first quarter of 1999. There were no preopening expenses during the first quarter of 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $106,955 to $531,131 in the first quarter of 1999 compared to the same quarter of 1998. The increase is related to the development of the fourth unit in Grapevine, Texas, from additional legal and consulting fees, as well as additional travel expenses. As a percentage of revenues, these expenses increased to 16.2% for the first quarter in 1999 as compared to 10.7% for the first quarter of 1998. The increase as a percentage of revenues reflects the decrease in sales, as well as the additional expenses related to the development of the fourth unit.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased $14,579 to $202,089 in the first quarter of 1999 compared to the first quarter of 1998. The increase reflects the additional depreciation from new assets acquired from the second through the fourth quarters of 1998. As a percentage of revenues, these expenses increased to 6.1% in the first quarter of 1999 as compared to 4.7% for the same period in 1998. The increase in these expenses as a percentage of revenues reflects the decrease in sales, as well as the additional depreciation from newly acquired assets.

INTEREST EXPENSE

Interest expense increased $27,586 to $215,612 in the first quarter of 1999 compared to the first quarter of 1998. The increase reflects the added interest on the $1,400,000 borrowed from Crestmark Bank in November 1998. As a percentage of revenues, interest expense increased to 6.6% for the first quarter of 1999 as compared to 4.7% for the same period in 1998. As Buck & Bass completes the fourth unit, management believes that Big Buck will incur additional interest expense.

CHANGE IN ACCOUNTING PRINCIPLE

Big Buck has elected early adoption of Statement of Position (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change is to charge operations the unamortized balance of preopening costs as of December 28, 1997 of $346,547.

LIQUIDITY AND CAPITAL RESOURCES

Big Buck generated $394,803 in cash from operating activities for the quarter ended April 4, 1998, and used $151,644 in cash for operating activities the three months ended March 29, 1998. At April 4, 1999, Big Buck had a working capital deficit of $3,024,055. In order to fund operations in the short-term, Big Buck intends to use cash provided by the operations of its three existing units. Big Buck is also exploring the possible issuance of debt or equity securities to increase its working capital.

Big Buck spent $693,582 during the first quarter of 1999 for construction and equipment for the Grapevine unit. Big Buck spent $81,272 in the first quarter of 1999 for payments of long-term debt.

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

During 1998, Big Buck contributed $891,000 to the limited partnership which will own and operate the Grapevine unit. Big Buck will be required to contribute up to an additional $4.5 million to Buck & Bass to complete construction of the Grapevine unit. Without addition financing, Big Buck will be unable to make its required capital contribution to complete construction of this unit. If such funds are not available when required by the joint venture, Big Buck may be in material default under the joint venture agreement. In the event of material default, Bass Pro would be entitled to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%. Big Buck expects that it will continue to require significant capital resources to fund new unit development and construction.

The completion of the Grapevine unit and the development of any additional units will require Big Buck to obtain additional financing. The amount of financing required for new units depends on the definitive locations, site conditions, construction costs and size and type of units to be built. There can be no assurance that financing will be available on terms acceptable or favorable to Big Buck, or at all. Without such financing Big Buck's development plans will be slower than planned or even unachievable.

YEAR 2000 READINESS DISCLOSURE

The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results.

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

Big Buck is also in the process of assessing its non-IT systems (i.e. embedded technology such as microprocessors in kitchen equipment, brewery equipment, elevators, etc.). Big Buck plans to complete its assessment by July 31, 1999 and will then determine the best approach for remedying any non-compliant system.

Big Buck also relies upon suppliers of raw materials and packaging for beer, suppliers of food and retail products and other third party product and service providers, over which it can assert little control. Big Buck is in the process of contacting all critical suppliers and service providers to assess the readiness of such parties and to determine the extent to which Big Buck may be vulnerable to such parties' failure to resolve their own Year 2000 issues. This effort is expected to be completed by July 31, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

Big Buck expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. As of May 19, 1999, Big Buck had incurred approximately $5,000 of costs in connection with its Year 2000 compliance efforts. Big Buck estimates that its total cost of assessing and remedying Year 2000 issues will approximate $40,000. Such estimate does not consider any additional costs incurred due to the failure of any third party vendor, supplier or service provider to achieve Year 2000 compliance.

RISKS OF YEAR 2000 ISSUES

Big Buck recognizes that Year 2000 issues constitute a material known uncertainty. Big Buck also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. Big Buck believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key vendors, suppliers and service providers or other critical third parties who do business with Big Buck to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in worst case scenario, the inability to engage in normal business practices for an unknown length of time. Big Buck's business, operating results, financial condition and cash flows could be materially adversely affected. At this time, however, Big Buck does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues. Specific risks Big Buck faces with regard to Year 2000 issues include the following:

1. Disruption of Internal Computer Systems. If our internal computer systems should fail, it could disrupt our accounting, restaurant management and other systems. We believe that the failure of our internal computer systems is unlikely. However, we expect that minor Year 2000 compliance issues will continue to be identified through our discussions with our hardware and software vendors. We intend to address these compliance issues no later than July 31, 1999.

2. Disruption of Supply Materials. The inability of our suppliers and service providers to be Year 2000 ready could result in delays in product delivery, disruption in the distribution channels and disruption in services required to operate. We are in the process of surveying our suppliers and service providers with regard to their Year 2000 readiness. We are hopeful of receiving adequate responses from critical suppliers and service providers and many non-critical suppliers and service providers by July 31, 1999.
Where ultimate survey results show that the need arises, we will arrange for back-up suppliers and service providers before the changeover due date.

CONTINGENCY PLANS

Big Buck recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of Big Buck's vendors, suppliers and service providers are not timely completed. Big Buck intends to address contingency planning during calendar 1999. To the extent that Big Buck's vendors, suppliers and service providers are unable to provide sufficient evidence of Year 2000 readiness by July 31, 1999, Big Buck will seek to arrange for their replacement.

                                   PART II

ITEM 5     OTHER INFORMATION

(a)  Shareholder Proposals

If a shareholder of Big Buck wishes to present a proposal for consideration for inclusion in the Proxy Statement for the 1999 Annual Meeting of Shareholders, the proposal must be sent by certified mail, return receipt requested, and must be received at the executive offices of Big Buck, 550 South Wisconsin Street, P.O. Box 1430, Gaylord, Michigan 49734-5430, Attn: Secretary, no later than May 28, 1999. All proposals must conform to the rules and regulations of the SEC.

The SEC has amended Rule 14a-4, which governs the use of discretionary voting authority with respect to shareholder proposals which are not included in the Proxy Statement. Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify Big Buck at least 45 days prior to the month and day of the mailing of last year's Proxy Statement, the proxies of Big Buck's management would be permitted to use their discretionary voting authority if the proposal were raised at the meeting. For purposes of the 1999 Annual Meeting of Shareholders, this deadline is June 21, 1999.

(b)  Sales of Unregistered Securities

On May 13, 1999, Big Buck issued 120,481 shares of its Common Stock to Michael
G. Eyde, the landlord of Big Buck's Auburn Hills site, at a price of $2.075 per share. This issuance was made in a private transaction pursuant to which Big Buck obtained gross proceeds of approximately $250,000. This issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The foregoing securities are restricted as to sale or transfer, unless registered under the Act, and the certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition unless registered under the Act. In addition, the recipient of such securities received, or had access to, material information concerning Big Buck, including, but not limited to, Big Buck's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuance of such securities.

ITEM 6     Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27   Financial Data Schedule

           (b)  Reports on Form 8-K

               The registrant filed no Current Reports on Form 8-K during the quarter ended April 4, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIG BUCK BREWERY & STEAKHOUSE, INC.

    Date: May 19, 1999                 By /s/ Anthony P. Dombrowski
                                         ---------------------------------------
                                           Anthony P. Dombrowski
                                           Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
27             Financial Data Schedule
