Form 10QSB
period 1999-07-04
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1999-08-18
CIK 1009652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999


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


                           550 SOUTH WISCONSIN STREET
                             GAYLORD, MICHIGAN 49734
                                 (517) 731-0401
            (Address of Principal Executive Offices and Registrant's
                     telephone number, including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No      .
             -----     -----

         As of August 16, 1999, there were outstanding 5,405,481 shares of common stock, $0.01 par value, of the registrant.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I    FINANCIAL INFORMATION..................................................................  2

          ITEM 1  Financial Statements

                  Balance Sheets as of July 4, 1999 and January 3, 1999..........................  2

                  Statements of Operations for the three months ended July 4, 1999 and
                  June 28, 1998 and for the six months ended July 4, 1999 and June 28, 1998 .....  3

                  Statements of Cash Flows for the six months ended July 4, 1999 and
                  June 28, 1998..................................................................  4

                  Condensed Notes to Financial Statements........................................  5

          ITEM 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................  6

PART II   OTHER INFORMATION...................................................................... 13

          ITEM 2  Changes in Securities and Use of Proceeds...................................... 13

          ITEM 5  Other Information.............................................................. 13

          ITEM 6  Exhibits and Reports on Form 8-K............................................... 13

SIGNATURES....................................................................................... 14

EXHIBIT INDEX.................................................................................... 15


                                    PART I

ITEM 1    Financial Statements

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                                  BALANCE SHEETS

                                                                       July 4, 1999    January 3, 1999
                                                                       ------------    ---------------
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                                                $    134,722       $    500,236
   Accounts receivable                                                      120,523            216,147
   Inventories                                                              265,179            308,286
   Prepaids and other                                                       401,688            274,819
                                                                       ------------       ------------
       Total current assets                                                 922,112          1,299,488
PROPERTY AND EQUIPMENT, net                                              19,444,801         18,847,968
MINORITY INTEREST IN JOINT VENTURE                                            3,295                  0
OTHER ASSETS, net                                                           581,879            672,530
                                                                       ------------       ------------
                                                                       $ 20,952,087       $ 20,819,986
                                                                       ------------       ------------
                                                                       ------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $  2,070,401       $    925,031
   Accrued expenses                                                         421,809            709,070
   Current maturities of long-term debt                                   1,644,228          1,644,228
                                                                       ------------       ------------
       Total current liabilities                                          4,136,438          3,278,329
LONG-TERM DEBT, less current maturities                                   6,905,836          7,030,329
                                                                       ------------       ------------
           Total liabilities                                             11,042,274         10,308,658
                                                                       ------------       ------------
                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 20,000,000
     shares authorized; 5,405,481 and 5,285,000
     shares issued and outstanding                                           54,055             52,850
   Warrants                                                                 153,650            153,650
   Additional paid-in capital                                            13,656,487         13,407,694
   Accumulated deficit                                                   (3,954,379)        (3,102,866)
                                                                       ------------       ------------
       Total shareholders' equity                                         9,909,813         10,511,328
                                                                       ------------       ------------
                                                                       $ 20,952,087       $ 20,819,986
                                                                       ------------       ------------
                                                                       ------------       ------------

     The accompanying notes are an integral part of these balance sheets.

                     BIG BUCK BREWERY & STEAKHOUSE, INC.

                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    Three Months Ended                 Six Months Ended
                                               -----------------------------     -----------------------------
                                               July 4, 1999    June 28, 1998     July 4, 1999    June 28, 1998
                                               ------------    -------------     ------------    -------------
REVENUE:
   Restaurant sales                             $ 3,128,104      $ 3,440,741      $ 6,293,531      $ 7,256,480
   Wholesale beer and gift shop sales               127,311          174,018          248,554          320,218
                                                -----------      -----------      -----------      -----------
       Total revenue                              3,255,415        3,611,759        6,542,085        7,576,698
                                                -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
   Cost of sales                                  1,078,486        1,248,514        2,146,068        2,607,675
   Restaurant salaries and benefits               1,020,323        1,085,627        2,009,694        2,231,967
   Operating expenses                               630,156          839,265        1,261,323        1,645,006
   Depreciation and amortization                    202,089          187,811          404,178          375,319
                                                -----------      -----------      -----------      -----------
       Total costs and expenses                   2,931,054        3,361,217        5,821,263        6,859,967
                                                -----------      -----------      -----------      -----------

   Restaurant operating income                      324,361          250,542          720,822          716,731

   Preopening expenses                               98,892               --          226,043               --
   General and administrative expenses              401,507          434,767          932,644          858,944
                                                -----------      -----------      -----------      -----------

   Loss from operations                            (176,038)        (184,225)        (437,865)        (142,213)

OTHER INCOME (EXPENSE):
   Interest expense                                (206,881)        (187,044)        (422,493)        (375,070)
   Interest income and other                          5,191            1,938            5,549            5,450
                                                -----------      -----------      -----------      -----------
       Other expense, net                          (201,690)        (185,106)        (416,944)        (369,620)
                                                -----------      -----------      -----------      -----------

   Minority interest share of joint venture               5               --            3,295               --
                                                -----------      -----------      -----------      -----------

LOSS BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                  (377,723)        (369,331)        (851,514)        (511,833)
                                                -----------      -----------      -----------      -----------

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR
   PREOPENING COSTS                                      --               --               --         (346,547)
                                                -----------      -----------      -----------      -----------

NET LOSS                                        $  (377,723)     $  (369,331)     $  (851,514)     $  (858,380)
                                                -----------      -----------      -----------      -----------
                                                -----------      -----------      -----------      -----------

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                             $     (0.07)     $     (0.07)     $     (0.16)     $     (0.16)
                                                -----------      -----------      -----------      -----------
                                                -----------      -----------      -----------      -----------

WEIGHTED AVERAGE
   SHARES OUTSTANDING                             5,355,170        5,285,000        5,320,085        5,285,000
                                                -----------      -----------      -----------      -----------
                                                -----------      -----------      -----------      -----------

     The accompanying notes are an integral part of these financial statements.

                     BIG BUCK BREWERY & STEAKHOUSE, INC.

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                  Six Months Ended   Six Months Ended
                                                                    July 4, 1999       June 28, 1998
                                                                  ----------------   ----------------
OPERATING ACTIVITIES:
   Net loss                                                          $  (851,514)     $  (858,380)
   Adjustments to reconcile net loss to cash flows used in
     operating activities-
       Depreciation and amortization                                     404,178          375,319
       Cumulative effect of change in accounting
          for preopening costs                                                --          346,547
       Change in operating assets and liabilities:
          Accounts receivable                                             92,331           89,874
          Inventories                                                     43,107           12,917
          Prepaids and other                                            (126,869)         (96,450)
          Accounts payable                                             1,145,370           56,492
          Accrued expenses                                              (287,261)        (294,300)
                                                                     -----------      -----------
          Net cash provided by (used in) operating activities            419,342         (367,981)
                                                                     -----------      -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                             (977,966)        (393,268)
   Decrease (increase) in other assets                                    67,605          (68,300)
                                                                     -----------      -----------
          Net cash used in investing activities                         (910,361)        (461,568)
                                                                     -----------      -----------

FINANCING ACTIVITIES:
   Proceeds from long-term debt and capital lease obligations                 --          699,650
   Proceeds from sale of common stock                                    249,998
   Payments on long-term debt and capital lease obligations             (124,493)        (125,810)
                                                                     -----------      -----------
          Net cash used provided by financing activities                 125,505          573,840
                                                                     -----------      -----------

DECREASE IN CASH                                                        (365,514)        (255,709)

CASH, beginning of period                                                500,236          354,015
                                                                     -----------      -----------

CASH, end of period                                                  $   134,722      $    98,306
                                                                     -----------      -----------
                                                                     -----------      -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                     $   423,412      $   381,631
   Income taxes paid                                                          --               --


     The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                     Condensed Notes to Financial Statements
                                  July 4, 1999

(1)  Basis of Financial Statement Presentation

     The accompanying unaudited financial statements included herein have been prepared by Big Buck Brewery & Steakhouse, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

     The financial statements for the three and six months ended July 4, 1999 include the results of operations for the joint venture described in Big Buck's Form 10-KSB for the fiscal year ended January 3, 1999.

     The unaudited balance sheet as of July 4, 1999 and the unaudited statements of operations and cash flows for the three and the six months ended July 4, 1999 and June 28, 1998 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending January 2, 2000. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Form 10-KSB for the fiscal year ended January 3, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 3, 1999 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Form 10-KSB for the fiscal year ended January 3, 1999.

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

OVERVIEW

Big Buck develops, owns and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." Until May 1995 when Big Buck opened its first unit in Gaylord, Michigan, it had no operations or revenue and its activities were devoted solely to development. In March 1997, Big Buck opened its second unit in Grand Rapids, Michigan, and in October 1997, Big Buck opened its third unit in Auburn Hills, Michigan, a suburb of Detroit. Big Buck plans to open a fourth unit in Grapevine, Texas, a suburb of Dallas. This unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro. Big Buck must contribute approximately $4.5 million to Buck & Bass to complete construction of the Grapevine unit. Without additional financing, Big Buck will be unable to make its required capital contribution to complete construction of this unit.

Future revenue and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. Big Buck's present sources of revenue are the Gaylord, Grand Rapids and Auburn Hills units. There can be no assurance that Big Buck will successfully implement its expansion plans, in which case Big Buck will continue to depend on the revenue from the existing units. Big Buck also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that Big Buck's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

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

QUARTERS ENDED JULY 4, 1999 AND JUNE 28, 1998

The following table is derived from Big Buck's statements of operations and expresses the results from operations as a percent of total revenue:

                                                  Three      Three        Six         Six
                                                  Months     Months      Months      Months
                                                  Ended      Ended       Ended       Ended
                                                 July 4,    June 28,     July 4,    June 28,
                                                  1999        1998        1999       1998
                                                 -------    --------     -------    --------
REVENUE:
   Restaurant sales                                96.1%       95.3%       96.2%       95.8%
   Wholesale beer and gift shop sales               3.9         4.7         3.8         4.2
                                                 ------       -----       -----       -----

      Total revenue                               100.0       100.0       100.0       100.0
                                                 ------       -----       -----       -----

COST AND EXPENSES:
   Cost of sales                                   33.1        34.6        32.8        34.4
   Restaurant salaries and benefits                31.3        30.1        30.7        29.5
   Operating expenses                              19.4        23.2        19.3        21.7
   Depreciation and amortization                    6.2         5.2         6.2         4.9
                                                 ------       -----       -----       -----
      Total costs and expenses                     90.0        93.1        89.0        90.5
                                                 ------       -----       -----       -----

   Restaurant operating income                     10.0         6.9        11.0         9.5

   Preopening expenses                              3.0         0.0         3.5         0.0
   General and administrative expenses             12.4        12.0        14.3        11.3
                                                 ------       -----       -----       -----

LOSS FROM OPERATIONS                               (5.4)       (5.1)       (6.8)       (1.8)

OTHER INCOME (EXPENSE):
   Interest expense                                (6.4)       (5.2)       (6.5)       (5.0)
   Interest income and other                        0.2         0.1         0.1         0.1
                                                 ------       -----       -----       -----
      Total other income (expense)                 (6.2)       (5.1)       (6.4)       (4.9)

   Minority interest share of joint venture          --          --         0.1          --
                                                                          -----

LOSS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE              (11.6)      (10.2)      (13.1)       (6.7)

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR
   PREOPENING COSTS                                  --          --          --        (4.6)

NET LOSS                                          (11.6)%     (10.2)%     (13.1)%     (11.3)%
                                                 ------       -----       -----       -----
                                                 ------       -----       -----       -----

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 4, 1999 AND JUNE 28, 1998

REVENUE

Revenue decreased 10% to $3,255,414 in second quarter 1999 from $3,611,759 in second quarter 1998. Revenue decreased 14% to $6,542,085 for the first six months of 1999 from $7,576,698 for the first six months of 1998. The decrease between the quarters was primarily due to the competitive effects of other restaurant openings in Auburn Hills during second quarter 1999. Big Buck's decision to close the Grand Rapids unit for lunch, effective in January 1999, also contributed to the decrease in revenue. While such action decreased revenue by approximately $130,000 during second quarter of 1999, it also improved operating margins at the Grand Rapids unit. The decrease between the six month periods was primarily due to the combined impact of the severe winter on all of Big Buck's units, the delayed start of the NBA season on the Auburn Hills unit and the passing of the peak of sales following the opening of the Auburn Hills unit.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, decreased 14% to $1,078,486 in second quarter 1999 compared to second quarter 1998, and decreased 18% to $2,146,068 for the first six months of 1999 compared to the first six months of 1998. As a percentage of revenue, costs of sales decreased to 33.1% in second quarter 1999 compared to 34.6% in second quarter 1998, and decreased to 32.8% for the first six months of 1999 compared to 34.4% for the first six months of 1998. As a percentage of revenue, the decreases were primarily the result of an increase in menu prices and savings from volume purchasing.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased 6% to $1,020,323 in second quarter 1999 compared to second quarter 1998, and decreased 10% to $2,009,694 for the first six months of 1999 compared to the first six months of 1998. The decreases were primarily due to lower staffing needs for hourly employees in existing units as a result of decreased sales volume. As a percentage of revenue, restaurant salaries and benefits increased to 31.3% for second quarter 1999 compared to 30.1% for second quarter 1998, and increased to 30.7% for the first six months of 1999 compared to 29.5% for the first six months of 1998. The increases were primarily the result of higher restaurant management wages and benefits, which do not decrease directly with decreases in sales volume as compared to hourly employee wages.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, decreased 24.9% to $630,156 in second quarter 1999 compared to second quarter 1998, and decreased 23.3% to $1,261,323 for the first six months of 1999 compared to the first six months of 1998. As a percentage of revenue, operating expenses decreased to 19.4% in second quarter 1999 as compared to 23.2% in second quarter 1998, and decreased to 19.3% for the first six months of 1999 compared to 21.7% for the first six months of 1998. The decreases were primarily the result of refocusing of advertising and marketing efforts and tighter cost controls.

PREOPENING EXPENSES

Preopening expenses consist of expenses incurred prior to an opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. Preopening expenses for the Grapevine unit were $98,892 for second quarter 1999 and $226,043 for the first six months of 1999. There were no preopening expenses during the second quarter or first six months of 1998. In June 1999, Big Buck laid off the personnel it had hired to operate the Grapevine unit due to the lack of financing required to complete such unit. If Big Buck obtains financing which enables it to make its required capital contribution to complete construction of the Grapevine unit, the required restaffing of the Grapevine unit would cause preopening expenses to increase.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 7.7% to $401,507 in second quarter 1999 compared to second quarter 1998, and increased 8.6% to $932,644 for the first six months of 1999 compared to the first six months of 1998. The increase between the six month periods primarily reflected additional legal and consulting fees, as well as additional travel expense related to the development of the Grapevine unit. As a percentage of revenue, these expenses increased slightly to 12.3% in second quarter 1999 from 12.0% in second quarter 1998 and increased to 14.3% for the first six months of 1999 from 11.3% for the first six months of 1998. The increases as a percentage of revenue primarily reflect the decrease in revenue, as well as increased legal and consulting fees. To help reduce general and administrative expenses, Big Buck implemented salary reductions for executive officers and administrative staff in June 1999.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses increased 7.6% to $202,089 in second quarter 1999 compared to second quarter 1998, and increased 7.7% to $404,178 for the first six months of 1999 compared to the first six months of 1998. As percentage of revenue, these expenses increased to 6.2% in second quarter 1999 from 5.2% in second quarter 1998, and increased to 6.2% for the first six months of 1999 from 5.0% for the first six months of 1998. The increases as a percentage of revenue primarily reflect the decrease in revenue, as well as the additional depreciation from newly acquired assets.

INTEREST EXPENSE

Interest expense increased $19,837 to $206,881 in second quarter 1999 compared to second quarter 1998, and increased $47,423 to $422,493 for the first six months of 1999 compared to the first six months of 1998. The increases reflect the added interest on the $1,400,000 borrowed from Crestmark Bank in November 1998. Big Buck and Crestmark recently negotiated an extension of such note, which is now payable in November 1999. A second priority lien in favor of Crestmark on substantially all of Big Buck's assets secures this indebtedness. As a percentage of revenue, interest expense increased to 6.4% in second quarter 1999 from 5.2% in second quarter 1998, and increased to 6.5% for the first six months of 1999 from 5.0% for the first six months of 1998. If Big Buck obtains debt financing to increase its working capital or to make its required capital contribution to complete construction of the Grapevine unit, it will incur additional interest expense.

CHANGE IN ACCOUNTING PRINCIPLE

Big Buck has elected early adoption of Statement of Position (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change is to charge operations the unamortized balance of preopening costs as of the end of 1997 of $346,547.

LIQUIDITY AND CAPITAL RESOURCES

Big Buck generated $419,342 in cash from operating activities for the first six months of 1999, and used $367,981 in cash for operating activities for the first six months of 1998. As of July 4, 1999, Big Buck had a working capital deficit of $3,214,326. In order to fund operations in the short-term Big Buck intends to use cash provided by the operations of its three existing units. Big Buck spent $910,361 during the first six months of 1999 for construction and equipment for the Grapevine unit. Big Buck spent $124,493 during the first six months of 1999 for payments of long-term debt.

On May 13, 1999, Big Buck issued 120,481 shares of its Common Stock to Michael
G. Eyde, the landlord of Big Buck's Auburn Hills site, at a price of $2.075 per share. This issuance was made in a private transaction pursuant to which Big Buck obtained gross proceeds of approximately $250,000. Big Buck is exploring the possible issuance of additional debt or equity securities (a) to make its required capital contribution to complete construction of the Grapevine unit,
(b) to repay its indebtedness to Crestmark, and (c) to increase its working capital.

Since inception, Big Buck's principal capital requirements have been the funding of (a) its operations and promotion of the Big Buck Brewery & Steakhouse format and (b) the construction of units and the acquisition of furniture, fixtures and equipment for such units. Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills units were approximately $5.8 million, $3.2 million and $9.7 million, respectively. As of July 4, 1999, Big Buck had contributed $952,048 to the limited partnership which will own and operate the Grapevine unit. Big Buck must contribute approximately $4.5 million to Buck & Bass to complete construction of the Grapevine unit. Without additional financing, Big Buck will be unable to make its required capital contribution to complete construction of this unit. The inability to open the Grapevine unit would have a material adverse effect upon Big Buck's business, operating results and financial condition.

Buck & Bass is currently in default under the operating covenant of the Grapevine sublease. Such covenant required Buck & Bass to open the Grapevine unit for business on the same date that Bass Pro's Outdoor World store opened for business. In the event of a material default, Bass Pro has the right to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%. The reduction or elimination of Big Buck's interest in the Grapevine unit would have a material adverse effect upon its business, operating results and financial condition.

Big Buck expects that it will continue to require significant capital resources to fund new unit development and construction. The completion of the Grapevine unit and the development of any additional units will require Big Buck to obtain additional financing. The amount of financing required for new units depends on the definitive locations, site conditions, construction costs and size and type of units to be built. There can be no assurance that financing will be available on terms acceptable or favorable to Big Buck, or at all. Without such financing Big Buck's development plans will be unachievable.

Big Buck leases the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. In addition to the annual base rent, Big Buck is obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year. Annual gross sales did not exceed $2.9 million for the first two years of the lease term. As a consequence, the lessor currently has the right to require Big Buck to repurchase the Grand Rapids site. If the lessor exercises such right, Big Buck would be obligated to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis, within 180 days of its receipt of such request. As of July 4, 1999, the lessor had not submitted such a request to Big Buck. Should a repurchase be required, Big Buck believes that it would be able to obtain mortgage financing sufficient to pay the required purchase price. There can be no assurance that such mortgage financing, in the event repurchase were required, would be available on terms acceptable to Big Buck or at all. Big Buck's inability to continue operating the Grand Rapids unit would have a material adverse effect upon its business, operating results and financial condition.

As of July 4, 1999, Big Buck owed NBD Bank approximately $1.7 million under a credit facility which matures on October 1, 2000. A first priority lien in favor of NBD on substantially all of Big Buck's assets secures this indebtedness. Big Buck is currently in default under several financial and non-financial credit facility covenants. Big Buck received a written waiver from NBD of the minimum debt coverage ratio and the minimum working capital covenant defaults through January 3, 1999 under the credit facility. Big Buck is currently seeking a written waiver from NBD of all defaults through July 4, 1999 under the credit facility. If any event of default occurs, NBD's obligation to lend terminates and NBD may declare the obligations of Big Buck to be due and payable. In addition, for any period after the occurrence of an event of default, NBD may charge interest at increased rates. Big Buck does not presently have sufficient funds to repay its obligations to NBD. NBD's acceleration of Big Buck's indebtedness would have a material adverse effect upon Big Buck's business, operating results and financial condition.

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

State of Readiness

To operate its business, Big Buck relies on many third party information technology ("IT") systems, including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. Big Buck does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. Big Buck requested information from each of its hardware and software vendors regarding the Year 2000 compliance status of products purchased by Big Buck. Based upon information received from such vendors, Big Buck has completed the upgrades required to achieve Year 2000 compliance for substantially all of its hardware and software. Big Buck plans to finalize its IT systems remediation efforts, by upgrading or replacing four non-compliant PCs and installing a software patch in its point of sale system before October 31, 1999.

Big Buck is also finalizing its assessment of its non-IT systems (i.e. embedded technology such as microprocessors in kitchen equipment, brewery equipment, elevators, etc.). Big Buck has determined that its kitchen and brewery equipment does not contain date-sensitive microprocessors. Big Buck's elevator provider has indicated that its products will function properly in the year 2000 provided that other peripheral links, such as power and HVAC, function properly. Big Buck has received oral assurances regarding its HVAC system and plans to contact its utility suppliers. Big Buck plans to complete its assessment of other non-IT systems, namely its telephone and alarm systems, by October 31, 1999. Big Buck will then determine the best approach for remedying any non-compliant system.

Big Buck also relies upon suppliers of raw materials and packaging for beer, suppliers of food and retail products and other third party product and service providers, over which it can assert little control. Big Buck has contacted all critical suppliers and service providers to assess the readiness of such parties and to determine the extent to which Big Buck may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Big Buck's main food supplier has indicated that its operations are Year 2000 compliant. Big Buck hopes to receive similar assurances from its main supplier of raw materials and packaging for beer by October 31, 1999.

Costs to Address Year 2000 Issues

Big Buck expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. As of August 16, 1999, Big Buck had incurred approximately $7,500 of costs in connection with its Year 2000 compliance efforts. Big Buck estimates that its total cost of assessing and remedying Year 2000 issues will approximate $40,000. Such estimate does not consider any additional costs incurred due to the failure of any third party vendor, supplier or service provider to achieve Year 2000 compliance.

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

CONTINGENCY PLANS

Big Buck recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of Big Buck's vendors, suppliers and service providers are not timely completed. Big Buck intends to finalize contingency planning during third quarter 1999. Such plans will likely include building inventory levels of raw materials and packaging for beer as a contingency against failure by its main supplier of such goods to achieve Year 2000 readiness on a timely basis. To the extent that Big Buck's vendors, suppliers and service providers are unable to provide sufficient evidence of Year 2000 readiness by October 31, 1999, Big Buck will seek to arrange for their replacement before the changeover date.

                                    PART II

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities

On May 13, 1999, Big Buck issued 120,481 shares of its Common Stock to Michael G. Eyde, the landlord of Big Buck's Auburn Hills site, at a price of $2.075 per share. This issuance was made in a private transaction pursuant to which Big Buck obtained gross proceeds of approximately $250,000. This issuance was made in reliance upon the exemption provided in Section 4 (2) of the Securities Act of 1933, as amended (the "Act"). The foregoing securities are restricted as to sale or transfer, unless registered under the Act, and the certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition unless registered under the Act. In addition, the recipient of such securities received, or had access to, material information concerning Big Buck, including, but not limited to, Big Buck's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuance of such securities.

ITEM 5    OTHER INFORMATION

(a)  Shareholder Proposals

If a shareholder of Big Buck wishes to present a proposal for consideration for inclusion in the proxy materials for the 1999 Annual Meeting of Shareholders, the proposal must be sent by certified mail, return receipt requested, and must be received at the executive offices of Big Buck, 550 South Wisconsin Street, P. O. Box 1430, Gaylord, Michigan 49734-5430, Attn:
Secretary, no later than August 31, 1999. All proposals must conform to the rules and regulations of the SEC.

Under SEC rules, if a shareholder notifies Big Buck of his or her intent to present a proposal for consideration at the 1999 Annual Meeting of Shareholders after September 15, 1999, Big Buck, acting through the persons named as proxies in the proxy materials for such meeting, may exercise discretionary authority with respect to such proposal without including information regarding such proposal in its proxy materials.

ITEM 6    Exhibits and Reports on Form 8-K

(a)  Exhibits

10 Amended and Restated Real Estate Mortgage Note dated July 27, 1999, by and between Big Buck, Borrower, and Crestmark Bank, Lender.

27   Financial Data Schedule.

(b)  Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the quarter ended July 4, 1999.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIG BUCK BREWERY & STEAKHOUSE, INC.


Date: August 18, 1999                  By /s/ Anthony P. Dombrowski
                                          --------------------------------
                                              Anthony P. Dombrowski
                                              Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
10             Amended and Restated Real Estate Mortgage Note dated July 27,
               1999, by and between Big Buck, Borrower, and Crestmark Bank,
               Lender.
27             Financial Data Schedule.