Form 10QSB
period 1999-10-03
BIG BUCK BREWERY & STEAKHOUSE INC
filed 1999-11-16
CIK 1009652

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-20845

BIG BUCK BREWERY & STEAKHOUSE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-3196031
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

     Yes   X      No      .

     As of November 15, 1999, there were outstanding 5,405,481 shares of common stock, $0.01 par value per share, of the registrant.

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

BIG BUCK BREWERY & STEAKHOUSE, INC.

Balance Sheets

	October 3, 1999	January 3, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$100,474	$500,236
Accounts receivable	102,983	216,147
Inventories	238,481	308,286
Prepaids and other	365,575	274,819

Total current assets	807,513	1,299,488
PROPERTY AND EQUIPMENT, net	19,260,311	18,847,968
MINORITY INTEREST IN JOINT VENTURE	3,303	0
OTHER ASSETS, net	570,356	672,530

	$20,641,483	$20,819,986

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,887,730	$925,031
Accrued expenses	431,069	709,070
Current maturities of long-term debt	1,644,228	1,644,228

Total current liabilities	3,963,027	3,278,329
LONG-TERM DEBT, less current maturities	6,824,287	7,030,329

Total liabilities	10,787,314	10,308,658

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized; 5,405,481 and 5,285,000 shares issued and outstanding	54,055	52,850
Warrants	153,650	153,650
Additional paid-in capital	13,656,487	13,407,694
Accumulated deficit	(4,010,023)	(3,102,866)

Total shareholders' equity	9,854,169	10,511,328

	$20,641,483	$20,819,986

The accompanying notes are an integral part of these balance sheets.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 1999	September 27, 1998	October 3, 1999	September 27, 1998
REVENUE:
Restaurant sales	$3,696,898	$3,871,472	$9,990,429	$11,127,951
Wholesale beer and gift shop sales	154,666	217,721	403,220	537,937

Total revenue	3,851,564	4,089,193	10,393,649	11,665,888

COSTS AND EXPENSES:
Cost of sales	1,300,148	1,393,785	3,446,216	4,001,458
Restaurant salaries and benefits	1,115,275	1,231,984	3,124,969	3,463,948
Operating expenses	789,173	819,916	2,050,496	2,464,924
Depreciation and amortization	202,089	187,811	606,267	563,129

Total costs and expenses	3,406,685	3,633,496	9,227,948	10,493,459

Restaurant operating income	444,879	455,697	1,165,701	1,172,429
Preopening expenses	—	—	226,043	—
General and administrative expenses	276,214	412,283	1,208,858	1,271,226

Income (loss) from operations	168,665	43,414	(269,200)	(98,797)

OTHER INCOME (EXPENSE):
Interest expense	(224,385)	(190,699)	(646,878)	(565,769)
Interest income and other	66	1,868	5,615	7,319

Other income (expense), net	(224,319)	(188,831)	(641,263)	(558,450)

Minority interest share of joint venture	—	—	3,295	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(55,654)	(145,417)	(907,168)	(657,247)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR PREOPENING COSTS	—	—	—	(346,547)

NET LOSS	$(55,654)	(145,417)	(907,168)	(1,003,794)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.03)	$(0.17)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,405,481	5,285,000	5,308,390	5,285,000

The accompanying notes are an integral part of these financial statements

BIG BUCK BREWERY & STEAKHOUSE, INC.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 3, 1999	Nine Months Ended September 27, 1998
OPERATING ACTIVITIES:
Net loss	$(907,168)	$(1,003,794)
Adjustments to reconcile net loss to cash flows used in operating activities—
Depreciation and amortization	606,267	563,129
Cumulative effect of change in accounting for preopening costs	—	346,547
Change in operating assets and liabilities:
Accounts receivable	113,164	45,588
Inventories	69,805	865
Prepaids and other	(90,756)	(119,916)
Accounts payable	962,699	365,502
Accrued expenses	(281,293)	(237,423)

Net cash provided by (used in) operating activities	472,718	(39,502)

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(984,041)	(553,231)
Decrease (increase) in other assets	67,605	(157,815)

Net cash used in investing activities	(916,436)	(711,046)

FINANCING ACTIVITIES:
Proceeds from long-term debt and capital lease obligations	—	749,650
Proceeds from sale of common stock	249,998	—
Payments on long-term debt and capital lease obligations	(206,042)	(189,353)

Net cash used provided by financing activities	43,956	560,297

DECREASE IN CASH	(399,762)	(190,251)
CASH, beginning of period	500,236	354,015

CASH, end of period	$100,474	$163,764

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$664,851	$573,330
Income taxes paid	—	—

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Condensed Notes to Financial Statements
October 3, 1999

(1)
Basis of Financial Statement Presentation

The accompanying unaudited financial statements included herein have been prepared by Big Buck Brewery & Steakhouse, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Big Buck believes that the disclosures made are adequate to make the information not misleading.

The financial statements for the nine months ended October 3, 1999, include the results of operations for the joint venture described in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999.

The unaudited balance sheet as of October 3, 1999, and the unaudited statements of operations and cash flows for the three and the nine months ended October 3, 1999, and September 27, 1998, include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending January 2, 2000. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 3, 1999, audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended January 3, 1999.

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

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains certain non-historical forward-looking terminology such as "believes," "anticipates," "expects," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Big Buck's securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety by the cautions and risks described herein. Please refer to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999, for additional factors known to Big Buck that may cause actual results to vary.

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

Quarters Ended October 3, 1999 and September 27, 1998

    The following table is derived from Big Buck's statements of operations and expresses the results from operations as a percent of total revenue:

	Three Months Ended		Nine Months Ended
	October 3, 1999	September 27, 1998	October 3, 1999	September 27, 1998
REVENUE:
Restaurant sales	96.0%	94.7%	96.1%	95.4%
Wholesale beer and gift shop sales	4.0%	5.3%	3.9%	4.6%

Total revenue	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	33.8%	34.1%	33.2%	34.3%
Restaurant salaries and benefits	28.9%	30.1%	30.1%	29.7%
Operating expenses	20.5%	20.1%	19.7%	21.1%
Depreciation and amortization	5.2%	4.6%	5.8%	4.8%

Total costs and expenses	88.4%	88.9%	88.8%	89.9%

Restaurant operating income	11.6%	11.1%	11.2%	10.1%
Preopening expenses	0.0%	0.0%	2.2%	0.0%
General and administrative expenses	7.2%	10.1%	11.6%	10.9%

Income (loss) from operations	4.4%	1.0%	(2.6)%	(0.8)%

OTHER INCOME (EXPENSE):
Interest expense	(5.8)%	(4.7)%	(6.2)%	(4.8)%
Interest income and other	0.0%	0.0%	0.1%	0.1%

Other income (expense), net	(5.8)%	(4.7)%	(6.1)%	(4.7)%

Minority interest share of joint venture	0.0%	0.0%	0.0%	0.0%

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1.4)%	(3.7)%	(8.7)%	(5.5)%

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR PREOPENING COSTS	0.0%	0.0%	0.0%	(3.0)%

NET LOSS	(1.4)%	(3.7)%	(8.7)%	(8.5)%

Results of Operations for the Three and Nine Months Ended October 3, 1999 and September 27, 1998

Revenues

Revenues decreased 5.8% to $3,851,564 in the quarter ended October 3, 1999, from $4,089,193 in the quarter ended September 27, 1998. The decrease was due in part to three days without electrical power at the Auburn Hills unit, and the closing of the Grand Rapids unit for lunch effective January 1999. Revenues decreased 10.9% to $10,393,649 for the nine months ended October 3, 1999, from $11,665,888 for the comparable period in 1998. The decrease was due to the combined impact of the severe winter on all of Big Buck's units, the delayed start of the NBA season on the Auburn Hills unit, the passing of the sales peak following the opening of the Auburn Hills unit and the competitive effects of the other restaurant openings in Auburn Hills.

Cost of Sales

Cost of sales, which consists of food, merchandise and brewery supplies, decreased 6.7% to $1,300,148 in the third quarter of 1999 compared to the third quarter of 1998, and decreased 13.9% to $3,446,216 for the nine months ended October 3, 1999, compared to the same period in 1998. As a percentage of revenues, cost of sales decreased to 33.8% in the third quarter of 1999 compared to 34.1% in the third quarter of 1998, and decreased to 33.2% for the nine months ended October 3, 1999, compared to 34.3% for the same period in 1998. The decreases in dollar amount were the result of lower sales volume. As a percentage of revenue, the decreases were due to an increase in menu prices and savings from volume purchasing.

Restaurant Salaries and Benefits

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased 9.5% to $1,115,275 in the third quarter of 1999 compared to the third quarter of 1998, and decreased 9.8% to $3,124,969 for the nine months ended October 3, 1999, compared to the same period in 1998. The decreases were due to lower staffing needs for hourly employees as a result of decreased sales volume. As a percentage of revenues, restaurant salaries and benefits decreased to 28.9% for the quarter ended October 3, 1999, compared to 30.1% in the third quarter of 1998, and increased to 30.1% for the nine months ended October 3, 1999, compared to 29.7% for the same period in 1998. As a percentage of revenues, the decrease for the quarter was due to lower restaurant management labor cost. As a percentage of revenues, the increase for the nine month period was the result of higher restaurant management wages and benefits, which do not decrease directly with decreases in sales volume as compared to hourly employee wages.

Operating Expenses

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, decreased 3.7% to $789,173 in the third quarter of 1999 compared to the third quarter of 1998, and decreased 16.8% to $2,050,496 for the nine months ended October 3, 1999, compared to the same period in 1998. As a percentage of revenues, operating expenses increased to 20.5% in the third quarter of 1999 as compared to 20.1% for the same period in 1998, and decreased to 19.7% for the nine months ended October 3, 1999, compared to 21.1% for the same period in 1998. As a percentage of revenues, the increase for the quarter resulted from an increase in promotional activities to build the frequency of customer visits and customer loyalty. As a percentage of revenues, the decrease for the nine month period was the result of refocusing of advertising and marketing efforts and tighter cost controls.

Preopening Expenses

Preopening expenses consist of expenses incurred prior to an opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. There were no preopening expenses for the Grapevine unit during the third quarter of 1999. Preopening expenses totaled $226,043 for the nine months ended October 3, 1999. There were no preopening expenses during the first three quarters of 1998. If Big Buck obtains financing which enables it to make its required capital contribution to complete the Grapevine unit, preopening expenses would increase.

General and Administrative Expenses

General and administrative expenses decreased 33.0% to $276,214 in the third quarter of 1999 compared to the third quarter of 1998, and decreased 4.9% to $1,208,858 for the nine months ended October 3, 1999, compared to the same period in 1998. The decrease for the quarter reflected a corporate payroll reduction as well as a reduced number of managers in training. As a percentage of revenue, these expenses decreased to 7.2% in the third quarter of 1999 from 10.1% for the comparable period in 1998, and increased to 11.6% for the nine months ended October 3, 1999, compared to 10.9% for the same period in 1998. As a percentage of revenues, the decrease for the quarter was due to the elimination of certain corporate positions and the implementation of salary reductions for executive officers and other corporate staff. As a percentage of revenues, the increase for the nine month period reflected the additional expenses related to the development of the Grapevine unit and the decrease in revenue for the same period. Management believes that these expenses will decrease as a percentage of revenues with the opening of additional units.

Depreciation and Amortization

Depreciation and amortization expenses increased 7.6% to $202,089 in the third quarter of 1999 compared to the third quarter of 1998, and increased 7.7% to $606,267 for the nine months ended October 3, 1999, compared to the same period in 1998. As percentage of revenues, these expenses increased to 5.2% in the third quarter of 1999 from 4.6% for the same quarter of 1998, and increased to 5.8% for the nine months ended October 3, 1999, from 4.8% for the comparable period in 1998. The increases in these expenses as a percentage of revenues reflected the decrease in revenues, as well as the additional depreciation from newly acquired assets.

Interest Expense

Interest expense increased $33,686 to $224,385 in the third quarter of 1999 compared to the third quarter of 1998, and increased $81,109 to $646,878 for the nine months ended October 3, 1999, compared to the same period in 1998. The increases reflected the added interest on the $1,400,000 borrowed from Crestmark Bank in November 1998. As a percentage of revenues, interest expense increased to 5.8% in the third quarter of 1999 from 4.7% for the same quarter in 1998, and increased to 6.2% for the nine months ended October 3, 1999, from 4.8% for the comparable period in 1998. Big Buck anticipates it will incur additional interest expense with the opening of additional units.

Change in Accounting Principle

Big Buck adopted Statement of Position (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires companies to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The effect of this accounting change was to charge operations the unamortized balance of preopening costs as of December 28, 1997, of $346,547.

Liquidity and Capital Resources

Big Buck generated $472,718 in cash from operating activities for the nine months ended October 3, 1999, and used $39,502 in cash for operating activities for the nine months ended September 27, 1998. At October 3, 1999, Big Buck had a working capital deficit of $3,155,514. In order to fund operations in the short-term, Big Buck intends to use cash provided by the operations of its three existing units. Big Buck may also continue to issue debt or equity securities to increase its working capital.

Big Buck spent $916,436 during the nine months ended October 3, 1999, for construction and equipment for the Grapevine unit. In May 1999, Big Buck issued 120,481 shares of its Common Stock to Michael G. Eyde, the landlord of Big Buck's Auburn Hills site, for total consideration of $249,998. In October 1999, Big Buck issued an aggregate of $650,000 principal amount of convertible subordinated debentures to four accredited investors. These issuances were made in private transactions. Big Buck spent $206,042 during the nine months ended October 3, 1999, for payments of long-term debt.

Since inception, Big Buck's principal capital requirements have been the funding of (a) its operations and promotion of the Big Buck Brewery & Steakhouse format and (b) the construction of units and the acquisition of furniture, fixtures and equipment for such units. Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills units were approximately $5.8 million, $3.2 million and $9.7 million, respectively. As of October 3, 1999, Big Buck had contributed $1,019,548 to the limited partnership which will own and operate the Grapevine unit. Big Buck must contribute approximately $4.5 million to Buck & Bass to complete construction of the Grapevine unit. Without additional financing, Big Buck will be unable to make its required capital contribution to complete construction of this unit. The inability to open the Grapevine unit would have a material adverse effect upon Big Buck's business, operating results and financial condition.

Buck & Bass is currently in default under certain operating covenants of the Grapevine sublease. Such covenants required Buck & Bass (a) to open the Grapevine unit for business on the same date that Bass Pro's Outdoor World store opened for business, (b) to make rent payments as provided in the Grapevine sublease, and (c) to pay all expenses incurred in connection with the use of the Grapevine premises. Due to these covenant violations, Bass Pro has declared the Grapevine sublease to be terminated and all charges thereunder to be due and payable. Bass Pro has made such demand upon Buck & Bass, as sublessor, and upon Big Buck, as guarantor of all obligations of Buck & Bass. Bass Pro has also demanded that various liens incurred in connection with the Grapevine unit, aggregating approximately $375,000, be discharged or fully bonded by Big Buck. In the event of a material default under the Grapevine sublease, which Bass Pro alleges to exist, Bass Pro has the right to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Big Buck has received oral assurances from Bass Pro that these events of default can be cured through Big Buck's payment of its required capital contribution and that Bass Pro has no present plans to pursue remedies which may be available to it under the Grapevine sublease. The reduction or elimination of Big Buck's interest in the Grapevine unit would have a material adverse effect upon its business, operating results and financial condition.

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

Big Buck leases the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. In addition to the annual base rent, Big Buck is obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year. Annual gross sales did not exceed $2.9 million for the first two years of the lease term. As a consequence, the lessor currently has the right to require Big Buck to repurchase the Grand Rapids site. If the lessor exercises such right, Big Buck would be obligated to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis, within 180 days of its receipt of such request. As of October 3, 1999, the lessor had not submitted such a request to Big Buck. Should a repurchase be required, Big Buck believes that it would be able to obtain mortgage financing sufficient to pay the required purchase price. There can be no assurance that such mortgage financing, in the event repurchase were required, would be available on terms acceptable to Big Buck or at all. Big Buck's inability to continue operating the Grand Rapids unit would have a material adverse effect upon its business, operating results and financial condition.

As of October 3, 1999, Big Buck owed NBD Bank approximately $1.6 million under a credit facility which matures on October 1, 2000, and Big Buck owed Crestmark Bank approximately $1.4 million pursuant to a promissory note which must be repaid in full by October 31, 1999. Big Buck is in the process of negotiating an extension of the maturity date of the promissory note. A first priority lien in favor of NBD and a second priority lien in favor of Crestmark, on substantially all of Big Buck's assets, secure this indebtedness. Big Buck is currently in default under several financial and non-financial credit facility and promissory note covenants. If any event of default occurs, the lenders' obligation to lend terminates and the lenders may declare the obligations of Big Buck to be due and payable. In addition, for any period after the occurrence of an event of default, the lenders may charge interest at increased rates. Big Buck does not presently have sufficient funds to repay its obligations to NBD and Crestmark. The lenders' acceleration of Big Buck's indebtedness would have a material adverse effect upon Big Bucks business, operating results and financial condition.

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

State of Readiness

To operate its business, Big Buck relies on many third party information technology ("IT") systems, including its point of sale, table seating and reservation management, inventory management, credit card processing, payroll, accounts payable, fixed assets, banking and general ledger systems. Big Buck does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by its IT vendors. Big Buck requested information from each of its hardware and software vendors regarding the Year 2000 compliance status of products purchased by Big Buck. Based upon information received from such vendors, Big Buck believes it has finalized its IT systems remediation efforts, with the exception of installing a software patch in its point of sale system.

Big Buck has completed its assessment of its non-IT systems (i.e. embedded technology such as microprocessors in kitchen equipment, brewery equipment, elevators, etc.). Big Buck has determined that its kitchen and brewery equipment does not contain date-sensitive microprocessors. Big Buck's elevator provider has indicated that its products will function properly in the year 2000 provided that other peripheral links, such as power and HVAC, function properly. Big Buck has received oral assurances regarding its HVAC system and has obtained written information stating that its utility suppliers have achieved their compliance goals. Big Buck has completed its assessment of other material non-IT systems, with the exception of its alarm system, and has taken steps to bring non-compliant systems into compliance.

Big Buck also relies upon suppliers of raw materials and packaging for beer, suppliers of food and retail products and other third party product and service providers, over which it can assert little control. Big Buck has contacted all critical suppliers and service providers to assess the readiness of such parties and to determine the extent to which Big Buck may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Big Buck's main food supplier and main supplier of raw materials for beer have indicated that their operations are Year 2000 compliant.

Costs to Address Year 2000 Issues

Big Buck expenses costs associated with its Year 2000 compliance efforts as the costs are incurred. As of November 16, 1999, Big Buck had incurred approximately $15,000 of costs in connection with its Year 2000 compliance efforts. Big Buck estimates that its total cost of assessing and remedying Year 2000 issues will approximate $20,000. Such estimate does not consider any additional costs incurred due to the failure of any third party vendor, supplier or service provider to achieve Year 2000 compliance.

Risks of Year 2000 Issues

Big Buck recognizes that Year 2000 issues constitute a material known uncertainty. Big Buck also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. Big Buck believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key vendors, suppliers and service providers or other critical third parties who do business with Big Buck to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in worst case scenario, the inability to engage in normal business practices for an unknown length of time. Big Buck's business, operating results, financial condition and cash flows could be materially adversely affected. At this time, however, Big Buck does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues. Specific risks Big Buck faces with regard to Year 2000 issues include the following:

1.  Disruption of Internal Computer Systems. If Big Buck's internal computer systems should fail, it could disrupt Big Buck's accounting, restaurant management and other systems. However, based on information received from its hardware and software vendors to date, Big Buck believes that the failure of its internal computer systems is unlikely.

2.  Disruption of Supply Materials. The inability of Big Buck's suppliers and service providers to be Year 2000 ready could result in delays in product delivery, disruption in the distribution channels and disruption in services required to operate.

Contingency Plans

Big Buck recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and service providers are not timely completed. Big Buck has finalized its Year 2000 contingency planning. Such plans include building inventory levels of food and beer as a contingency against the failure of its suppliers to achieve Year 2000 readiness on a timely basis. Big Buck is also in the process of designing a manual order processing system as a contingency against non-compliance of its point of sale system.

PART II  OTHER INFORMATION

ITEM 2  Changes in Securities and Use of Proceeds

On September 17, 1999, Big Buck issued warrants to purchase an aggregate of 200,000 shares of its Common Stock to Private Equity, LLC, an investment banking firm, in connection with Big Buck's entry into a consulting services agreement with such entity. Among other things, the agreement provides that Private Equity will provide advice, recommendations and introductions regarding financing options, market conditions, program structure and strategic options, including acquisitions and mergers, to Big Buck. The warrants issued to Private Equity have the following terms of exercise:

Number of Shares	Exercise Price	Vesting Information	Expiration Date
50,000	$1.625	Immediate	10/01/2002
50,000	$2.00	$4.00*	10/01/2002**
50,000	$2.00	$5.00*	10/01/2002**
50,000	$2.00	$6.00*	10/01/2002**

*
Becomes exercisable when Common Stock closes at or above such price for a period of ten consecutive business days.

**
Outstanding warrants which have not become exercisable before the termination of the consulting services agreement shall immediately expire upon termination of such agreement.

These warrants were issued in a private transaction in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The foregoing securities are restricted as to sale or transfer, unless registered under the Act, and the documents representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Act. In addition, the recipient of such securities received, or had access to, material information concerning Big Buck, including, but not limited to, Big Buck's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuance of such securities.

ITEM 3  Defaults upon Senior Securities

See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a discussion of Big Buck's defaults.

ITEM 6  Exhibits and Reports on Form 8-K

(a)	Exhibits
	27	Financial Data Schedule
(b)	Reports on Form 8-K
The registrant filed no Current Reports on Form 8-K during the quarter ended October 3, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: November 16, 1999	By	/s/ ANTHONY P. DOMBROWSKI Anthony P. Dombrowski Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
27	Financial Data Schedule

QuickLinks

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II OTHER INFORMATION
ITEM 2 Changes in Securities and Use of Proceeds
ITEM 3 Defaults upon Senior Securities
ITEM 6 Exhibits and Reports on Form 8-K