Form 10KSB
period 2000-01-02
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2000-03-31
CIK 1009652

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

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


               550 SOUTH WISCONSIN STREET, GAYLORD, MICHIGAN 49734 (Address of Principal Executive Offices, including Zip Code)

                                 (517) 731-0401
                (Issuer's Telephone Number, including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK ($.01 PAR VALUE)
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      The issuer's revenues for its most recent fiscal year were $13,881.911.

      The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 1, 2000, was approximately $6,367,327.

      The number of shares of the common stock of the issuer outstanding as of March 1, 2000, was 5,405,481.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

================================================================================

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I   ...................................................................    1

         ITEM 1  DESCRIPTION OF BUSINESS....................................    1
         ITEM 2  DESCRIPTION OF PROPERTY....................................    8
         ITEM 3  LEGAL PROCEEDINGS..........................................   10
         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........   11

PART II  ...................................................................   12

         ITEM 5  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...   12
         ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..   13
         ITEM 7  FINANCIAL STATEMENTS.......................................   19
         ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE........................   33

PART III ...................................................................   34

         ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.   34
         ITEM 10 EXECUTIVE COMPENSATION.....................................   36
         ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.................................................   38
         ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............   40
         ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K.....................   40

SIGNATURES .................................................................   43

INDEX TO EXHIBITS...........................................................   44


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

OVERVIEW

      Big Buck Brewery & Steakhouse, Inc. develops and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse-SM-." Big Buck currently operates one unit in each of the following cities in Michigan:
Gaylord, Grand Rapids and Auburn Hills. Big Buck plans to open a fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the second half of 2000, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro Outdoor World, L.P., a premier retailer of outdoor sports equipment.

      Big Buck Brewery & Steakhouses offer a casual dining atmosphere featuring moderately priced steaks, ribs, hamburgers, chicken, fish, pasta and other food and a distinctive selection of beers which are microbrewed on-site. Each unit features a two-story stainless and copper microbrewery, contained behind glass walls, which serves as an integral part of the restaurant "theme." Big Buck features over ten beers ranging from a light golden ale to a dark full-bodied stout, designed to satisfy the tastes of a broad spectrum of customers. Big Buck also produces wines in Michigan under the label Auburn Hill Winery.

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

      Big Buck was incorporated under the Michigan Business Corporation Act in November 1993. Big Buck's executive office is located at 550 South Wisconsin Street, Gaylord, Michigan 49734. Its telephone number is (517) 731-0401. Its World Wide Web site address is www.bigbuck.com. Its Common Stock is quoted on the Nasdaq SmallCap Market and trades under the ticker symbol "BBUC."

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

BUSINESS STRATEGY - EXPANSION PLANS

      Big Buck intends to develop and open units throughout the upper Midwest, the Southeast and eventually across the United States, using its Auburn Hills unit as a model. Development is currently underway for the fourth Big Buck Brewery & Steakhouse in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the second half of 2000, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro. Through March 1, 2000, Big Buck had contributed approximately $1.8 million to the limited partnership to fund construction of the Grapevine unit.

      In September 1999, Bass Pro declared the limited partnership agreement of Buck & Bass, L.P. and the commercial sublease agreement for the Grapevine site to be breached and in default due to, among other things, Big Buck's failure to make its required capital contribution. In February 2000, Big Buck made all required capital contributions and satisfied all subcontractors' liens and claims. In March 2000, Big Buck and Bass Pro agreed in writing to the reinstatement of the limited partnership agreement and the sublease.

      A material default by Big Buck under the joint venture agreement entitles Bass Pro to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%.

      Following the opening of the Grapevine unit, Big Buck plans to explore the possibility of expanding its joint venture agreement with Bass Pro to develop and open Big Buck Brewery & Steakhouses adjacent to Bass Pro Outdoor World superstores in several other cities in the Southeast, including, but not limited to, each of the following markets: Nashville, Atlanta, Ft. Lauderdale and the Washington, D.C. area. There can be no assurance that Big Buck will enter into agreements to develop and operate additional units with Bass Pro or any other joint venture partner. Big Buck must raise substantial proceeds to finance any expansion beyond the Grapevine unit. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

      DESIGN AND LAYOUT. Big Buck Brewery & Steakhouses are built around the microbrewery theme and feature large, open and visually stimulating dining areas, highlighted by gleaming stainless steel and copper brewing equipment. The Gaylord unit features a 4,000 square foot dining area and a 1,600 square foot bar area, with combined seating capacity of approximately 420. It is decorated with a rustic wood-finished interior, mounted deer racks, 36-foot high vaulted ceilings and warm lighting. The specially commissioned Amish hand- carved wooden furniture and overhead genuine Tennessee whisky barrel lighting fixtures add character to the building's decor. The layout is flexible, permitting tables to be rearranged to accommodate customer demand. A wall of television sets, including a ten-foot screen television set, adjacent to the bar area provides customers the opportunity to watch sporting and other special events. The friendly and attentive staff, on-site brewing, summertime outdoor seating and live music are designed to create an appealing atmosphere for lunch, dinner and bar customers. The Grand Rapids unit's seating capacity is approximately 250 in the restaurant and bar combined. The brewing and fermenting tanks of this unit front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000. The Auburn Hills unit, which houses a 15-barrel brewing system, encompasses approximately 26,700 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650. This unit is accessible to Detroit metro area residents. Each unit's interior follows the same motif with a warm, cozy atmosphere utilizing soft lighting and Amish furniture. The menu and beer styles are the same at each unit. Big Buck intends to use the Auburn Hills unit as a model for future units.

      MENU AND PRICING. The menu at each unit consists of appetizers, soups, meal-sized salads, and entrees, including steaks, ribs, hamburgers, chicken, fish, pastas as well as a variety of desserts. Management analyzes menu items for popularity, profitability and ease of preparation. The menu items are selected to complement Big Buck's craftbrewed beers. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees range in price from $5.95 to $28.00 with an average entree price of $12.95. During 1999, on-site sales of beer and wine, including gift shop sales, accounted for 17.4%, 20.0% and 20.2% of the Gaylord, Grand Rapids and Auburn Hills unit sales, respectively.

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

      OFF-SITE DISTRIBUTION. Big Buck sells its microbrewed beer off-site through wholesale distributors in order to promote customer interest in the Big Buck Brewery & Steakhouse concept. Big Buck transports its beer from the Gaylord unit to each distributor for redistribution to retailers which include bars, pubs, restaurants and supermarkets. The beer is available by the keg to be served on draft at restaurants, bars and pubs and is available in bottles for retail sales. Presently, off-site sales of Big Buck's beer are generally limited to within 200 miles of the Gaylord unit. Off-site sales of beer accounted for approximately 2.5% of the Gaylord unit's revenues during 1999. The Gaylord unit presently has the capacity to meet additional demand for off-site sales of beer.

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

      WINE MAKER'S LICENSE. Big Buck is also licensed as a "small wine maker." A small wine maker in Michigan is limited to the production of not more than 50,000 gallons of wine per year.

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

      BUCK NAKED LIGHT-Registered Trademark-: This American-style, low-calorie or "light" beer is formulated to appeal to those who prefer a low-calorie brew. Buck Naked Light is an all malt brew with a touch of imported Czechoslovakian Saaz hops.

      WOLVERINE WHEAT-Registered Trademark-: This American wheat beer is made from a blend of malted barley and malted wheat. The wheat imparts a unique, refreshing flavor to the beer. Wolverine Wheat is straw in color, lightly hopped, crisp and refreshing.

      RASPBERRY WHEAT: A version of Wolverine Wheat, this beer is flavored with pure fruit to impart a subtle raspberry nose, a delicate fruit flavor and a slight pink hue.

      ANTLER ALE-Registered Trademark-: This amber ale, formulated as a transitional flavor between lighter and darker beers, has a light amber color while maintaining a mild, clean flavor and a low hopping rate.

      REDBIRD ALE-Registered Trademark-: Similar to a traditional pale ale, Redbird Ale has a reddish copper appearance, medium body and is well hopped. This is a heartier beer with a medium body and a pleasant hop bitterness.

      DOC'S ESB: This full-bodied bock beer gets its distinctive character from a blend of four different grains and three hop varieties. Doc's ESB has a deep reddish brown color and is generously hopped to balance the full body and complex character.

      BLACK RIVER STOUT-Registered Trademark-: This cream stout is slightly sweet with a moderate hop bitterness. The rich flavor and black color of this brew comes from six different grains. Deep flavors of coffee and caramel are present in this brew.

      BLACK'N BERRY: A Black'n Tan is generally a stout mixed with pale or amber ale. Black'n Berry is a new twist, Black River Stout and Raspberry Wheat. The delicate fruit qualities are accented by the heavy stout flavor.

      CHERRY SHANDY: Cherry Shandy is a uniquely blended mixture of our homemade black cherry soda and Buck Naked. This is a light, refreshing, low-alcohol libation.

      Big Buck also brews various seasonal beers, including Winter Warmer, Alpenfest-Registered Trademark-, Oktoberfest and 10 pt. Porter. Such beers are offered for limited periods of time throughout the year.

SALES AND MARKETING

      Big Buck advertises primary through four-walls marketing, including the use of table tents, free birthday steaks, in-house promotions and other events to build customer loyalty. Big Buck strives to provide its customers with a dining experience that will encourage repeat business and promote "word-of-mouth" advertising. To supplement its service-oriented marketing efforts, Big Buck sells merchandise, including hats, t-shirts, sweatshirts and other items bearing the Big Buck Brewery & Steakhouse name and logo. During 1999, Big Buck incurred approximately $379,000 in four-walls marketing expenses. Pursuant to its former marketing strategy, Big Buck fulfilled contractual obligations in existence during 1999 in connection with existing billboard, radio and print ads. Such expenses aggregated approximately $72,000.

      To enhance its sales and marketing efforts, Big Buck entered into personal service contracts with Luther Elliss and Robert Porcher, III, each a professional football player, in October 1999. Pursuant to such agreements, Messrs. Elliss and Porcher each agreed to perform the following services for Big
Buck: (a) to make public appearances at Big Buck or any site that is mutually agreed upon, (b) to participate in promotional events that further Big Buck's image, and (c) to communicate with various forms of media, press, television, etc. to further Big Buck's image. In consideration of their entry into such agreements, Big Buck issued warrants to purchase up to 150,000 shares of Common Stock to each of Messrs. Elliss and Porcher.

COMPETITION

      The restaurant industry is highly competitive with respect to price, service, food quality (including taste, freshness and nutritional value) and location. New restaurants have a high failure rate. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the lack of availability of experienced management and hourly employees may also adversely affect the restaurant industry in general and Big Buck's units in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which Big Buck has no control. There are numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than Big Buck. Big Buck also competes with a large variety of locally owned restaurants, diners, and other establishments that offer moderately priced food to the public and with other microbrewery/restaurants in a highly competitive microbrewery and brewpub restaurant market.

      The domestic beer market is highly competitive due to the enormous advertising and marketing expenditures by national and major regional brewers; the continuing proliferation of microbreweries, regional craft breweries, brewpubs, and other small craftbrewers; the introduction of fuller-flavored products by certain major national brewers; and a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers. There can be no assurance that demand for craftbrewed beers will continue. Big Buck anticipates intensifying competition in the craftbrewed and fuller-flavored beer markets.

GOVERNMENT REGULATION

      BEER AND LIQUOR REGULATION. A significant percentage of Big Buck's revenue is derived from beer and wine sales. On-site sales of beer and wine, including gift shop sales, accounted for 19.3% of revenues and off-site sales of beer accounted for an additional 0.8% of revenues during 1999. Big Buck must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where its units are or will be located. Failure to comply with federal, state or local regulations could cause Big Buck's licenses to be revoked and force it to cease brewing and selling its beer or producing and selling its wine. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Management believes Big Buck is operating in substantial compliance with applicable laws and regulations governing its operations.

      RESTAURANT REGULATION. The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and to building and zoning requirements. Big Buck is subject to regulation by air and water pollution control divisions of the Environmental Protection Agency of the United States and by certain states and municipalities in which its units are or will be located. Big Buck is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government mandated health insurance, over which Big Buck has no control. Management believes Big Buck is operating in substantial compliance with applicable laws and regulations governing its operations.

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

      Big Buck is licensed under Michigan law as a "microbrewery." A microbrewery in Michigan is limited to the production of not more than 30,000 barrels of beer per year by all breweries owned or controlled by the same entity, whether within or outside Michigan. Without a change in current law, Big Buck will limit its sales of beer off-site so as to reserve its brewing capacity for sales of beer on-site which provides Big Buck higher margins but do not reach the same customer base. Based on production at its units during 1999, Big Buck believes it could operate up to approximately 12 units at historical production levels without exceeding the 30,000 barrel production ceiling.

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

      Big Buck is also licensed under Michigan law as a "small wine maker." A small wine maker in Michigan is limited to the production of not more than 50,000 gallons of wine per year.

      The federal government also imposes an excise tax, which is determined by wine gallon sold. For still wines containing not more than 14% of alcohol by volume the rate is $1.07 per wine gallon; for still wines containing more than 14% but not exceeding 21% of alcohol by volume, the rate is $1.57 per wine gallon; for still wines containing more than 21% but not more than 24% of alcohol by volume, the rate is $3.15 per wine gallon; for champagne and other sparkling wines the rate is $3.40 per wine gallon; and for artificially carbonated wines, the rate is $3.30 per wine gallon. Persons who produce not more than 250,000 wine gallons of wine during the calendar year are granted a federal tax credit of $0.90 per wine gallon on the first 100,000 wine gallons of wine (but not for champagne and other sparkling wines). This credit is reduced by 1 percent for each 1,000 wine gallons of wine produced in excess of 150,000 wine gallons of wine during the calendar year.

      Michigan imposes an excise tax per liter of wine sold, with an excise tax rate of $0.135 per liter for wine at or under 16% alcohol content, and $0.20 per liter for wine above 16% alcohol content.

      Buck & Bass, L.P. is licensed as a "brewpub" in Texas. A brewpub licensee in Texas is limited to the production of not more than 5,000 barrels of malt liquor, ale, and beer for each licensed brewpub established, operated, or maintained in Texas by the holder of the brewpub license. Upon opening of the Grapevine unit, Buck & Bass, L.P. will become subject to excise taxes under Texas law. Excise taxes in Texas are $6.14 per barrel for ale and malt liquor, and $6.00 per barrel for beer. However, Texas grants a 25% tax exemption for manufacturers of beer whose annual production in Texas does not exceed 75,000 barrels of beer per year. As a result, Buck & Bass, L.P. believes it will face an effective excise tax of $4.50 per barrel for beer. To the extent production of beer increases to an amount over 75,000 barrels per year in Texas, there will be an increase in the average Texas excise tax rate of Buck & Bass, L.P. Big Buck held an effective 89.9% interest in Buck & Bass, L.P. as of March 1, 2000.

EMPLOYEES

      At January 2, 2000, Big Buck employed 397 persons at its units, including 106 full-time employees. Of Big Buck's total number of employees, 8 served in executive and corporate administrative capacities, 21 served as restaurant management personnel, and the remainder were hourly personnel. No employee is covered by a collective bargaining agreement and Big Buck has never experienced an organized work stoppage, strike or labor dispute. Big Buck considers relations with its employees to be satisfactory.

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

ITEM 2 DESCRIPTION OF PROPERTY

      Big Buck owns the Gaylord unit, including the real property on which it is located. See "Description of Business - Restaurant Operations" for a description of the Gaylord unit. As of March 1, 2000, Big Buck owed Wayne County Employees' Retirement System ("WCERS") approximately $7.5 million. A first priority lien in favor of WCERS on all of Big Buck's assets, including the Gaylord unit, Big Buck's leasehold interest in the Auburn Hills unit and all of Big Buck's other assets (now or hereafter acquired), secures this indebtedness.

      Big Buck purchased the Grand Rapids site in December 1996. The site included an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids unit opened in March 1997.

      In April 1997, Big Buck sold the Grand Rapids site, including all improvements thereto, to an entity owned by a shareholder of Big Buck, Eyde Brothers Development Co., pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, Big Buck leases the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. The lease may be extended at the option of Big Buck for two additional five-year terms. In addition to the annual base rent, Big Buck is obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year, as adjusted. In March 2000, the lease was amended to adjust the gross sales level over which annual percentage rent is payable to $1.5 million per year. As amended, the lease further provides that, commencing April 2000, in the event annual gross sales do not exceed

$1.5 million for any year of the lease term, the lessor could require Big Buck to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. Big Buck has the option to purchase the Grand Rapids site from the lessor after the seventh full lease year for $1.4 million, plus $70,000 for each lease year on a pro rata basis. Should a repurchase be required, Big Buck believes that it would be able to obtain mortgage financing sufficient to pay the required purchase price. There can be no assurance that such mortgage financing, in the event repurchase were required, would be available on terms acceptable to Big Buck or at all. Big Buck pays average effective annual base rent of $17.07 per square foot at the Grand Rapids unit.

      Big Buck purchased the Auburn Hills site in August 1996. The site is just off of Interstate 75 at exit 79. The unit constructed on this site encompasses approximately 26,700 square feet including brewery, bar and restaurant. Seating capacity is approximately 650 for the restaurant and bar combined. The Auburn Hills unit opened in October 1997.

      In August 1997, Big Buck entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site to a shareholder of Big Buck, Michael G. Eyde, for $4.0 million. In connection with this transaction, Big Buck granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of its Common Stock to Mr. Eyde. Big Buck leases the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000. The lease has a 25-year term and Big Buck is able to extend such term for two additional ten-year terms. In addition to the annual base rent, Big Buck is obligated to pay an annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year, as adjusted. In the event that such annual gross sales do not exceed $8.0 million for any two consecutive years during the lease term, the lessor could require Big Buck to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis. Big Buck was required to pay Mr. Eyde annual percentage rent of $46,000 based upon annual gross sales for the first year of the lease term. Annual gross sales for the second year of the lease term did not exceed $8.0 million. Independent of annual gross sales, the lessor has the option to require Big Buck to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis, for a limited period of time. In February 2000, the lessor and Big Buck amended the lease agreement to provide that such right may be exercised by the lessor prior to the expiration of the fourth full lease year and that the lessor may require Big Buck to issue Common Stock (valued at $4.00 per share) in payment of such repurchase price. Big Buck also has the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price. Big Buck pays average effective annual base rent of $14.98 per square foot at the Auburn Hills unit.

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

      Annual percentage rent is required whether the Grand Rapids and Auburn Hills units are profitable or not. If Big Buck is required to pay annual percentage rent, the funds available to Big Buck for working capital and development plans will be reduced. If annual percentage rent is not required over two consecutive years, Big Buck may be forced to repurchase such sites at a premium over their respective sale prices. If the lessor of the Auburn Hills unit elected to exercise his option to require Big Buck to repurchase the site independent of annual gross sales, Big Buck would be forced to repurchase such site at a premium over its sale price. There can be no assurance that Big Buck will have sufficient funds to repurchase the Grand Rapids site or the Auburn Hills site. In the event of a default and termination of either lease, Big Buck would be unable to continue to operate the related unit, which would have a material adverse impact on Big Buck's business, operating results and financial condition.

      Big Buck plans to operate the Grapevine unit pursuant to a joint venture agreement with Bass Pro. The Grapevine unit is currently under construction just off Highway 121, the major artery between downtown Dallas and the Dallas/Fort Worth airport. Plans call for the Grapevine site to house a 15-barrel brewing system and to encompass approximately 22,500 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 500. Through March 1, 2000, Big Buck had contributed approximately $1.8 million to the limited partnership to fund construction of the Grapevine unit.

      In September 1999, Bass Pro declared the limited partnership agreement of Buck & Bass, L.P. and the commercial sublease agreement for the Grapevine site to be breached and in default due to, among other things, Big Buck's failure to make its required capital contribution. In February 2000, Big Buck made all required capital contributions and satisfied all subcontractors' liens and claims. In March 2000, Big Buck and Bass Pro agreed in writing to the reinstatement of the limited partnership agreement and the sublease.

      A material default by Big Buck under the joint venture agreement entitles Bass Pro to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%.

      Pursuant to the commercial sublease agreement, the limited partnership created by the joint venture leases the Grapevine site from Bass Pro over a 15-year term. The lease may be extended at the option of Bass Pro for seven additional five-year terms. The sublessee is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year (with a minimum annual base rent of $385,000). Bass Pro may terminate in the event of a default which is not cured within the applicable grace period. In March 2000, Big
Buck and Bass Pro agreed in writing to revise the definition of default under the sublease. As amended, the sublease provides that a default includes, but is not limited to, (a) the sublessee's failure to remain open during all business days, (b) the sublessee's failure to maintain on duty a fully trained service staff, (c) the sublessee's failure to provide high quality food of the type provided at the Gaylord unit, (d) the sublessee's failure to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million, (e) the sublessee encumbering in any manner any interest in the subleased premises, or (f) the sublessee's failure to conduct full and complete customer surveys no less frequently than each calendar quarter.

      The minimum annual base rent is required whether the Grapevine unit is profitable or not. If the sublessee is required to pay in excess of the minimum annual base rent, the funds available to Big Buck for working capital and development plans will be reduced. In the event of a default and termination of the joint venture agreement, Big Buck's interest in the Grapevine unit would be eliminated. This would have a material adverse impact on Big Buck's business, operating results and financial condition.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 1999 Annual Meeting of Shareholders was held on November 17, 1999. Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

      (1) To elect five directors for the ensuing year and until their successors shall be elected and duly qualified.

                                            For            Against
                                            ---            -------
              William F. Rolinski        3,910,498         40,285
              Gary J. Hewett             3,918,898         31,885
              Blair A. Murphy, D.O       3,922,723         28,060
              Henry T. Siwecki           3,922,523         28,260
              Casimer I. Zaremba         3,922,723         28,060

      (2) To consider and vote upon adoption of Big Buck's 1999 Employee Stock Purchase Plan.

              For:          3,866,378      Against:          74,040
              Abstain:      10,365         Non-Vote:         0

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table provides information with respect to Big Buck's executive officers as of March 1, 2000. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office.

Name                        Age       Position with Big Buck
----                        ---       ----------------------
William F. Rolinski         52        Chief Executive Officer, President and Chairman of the Board
Gary J. Hewett              37        Chief Operating Officer, Executive Vice President and Director
Anthony P. Dombrowski       39        Chief Financial Officer and Treasurer

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

      Period                                  High          Low
      ------                                  ----          ---
      1998
           First Quarter..................... $ 5-7/8       $ 2-1/8
           Second Quarter.................... $ 5           $ 3-1/4
           Third Quarter..................... $ 4-1/4       $ 3-1/2
           Fourth Quarter.................... $ 4-13/16     $ 3-7/8

      1999
           First Quarter..................... $ 3-3/16      $ 2-1/4
           Second Quarter.................... $ 2-3/4       $ 1-7/8
           Third Quarter..................... $ 2           $ 1-1/2
           Fourth Quarter.................... $ 2-1/2       $ 1-1/4

      As of March 1, 2000, Big Buck had 267 shareholders of record and approximately 3,000 beneficial owners.

      Big Buck has never declared or paid cash dividends on its Common Stock and does not intend to declare or pay cash dividends on its Common Stock in the foreseeable future. Big Buck presently expects to retain its earnings to finance the development and expansion of its business. The declaration or payment by Big Buck of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on Big Buck's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by Big Buck of dividends is also subject to the terms of the subscription and investment representation agreement governing the 10% convertible secured promissory note due February 2003 issued by Big Buck to Wayne County Employees' Retirement System in February 2000.

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 1999

      On October 18, 1999, Big Buck issued warrants to purchase an aggregate of 150,000 shares of its Common Stock to Luther Elliss, a professional football player, in connection with Big Buck's entry into a personal service contract with such person. Also on October 18, 1999, Big Buck issued warrants to purchase an aggregate of 150,000 shares of its Common Stock to Robert Porcher, III, also a professional football player, in connection with Big Buck's entry into a personal service contract with such person. Among other things, the agreements provide that Messrs. Elliss and Porcher will make public appearances at Big Buck, participate in promotional events to further Big Buck's image and communicate with the media to further Big Buck's image. The above- referenced warrants have the following terms and conditions:

      Warrant    Number of   Exercise   Vesting             Expiration
      Holder     Shares      Price      Information         Date
      ------     ------      -----      -----------         ----
      Elliss     50,000      $1.625     Immediate           October 1, 2002
      Porcher    50,000      $1.625     Immediate           October 1, 2002
      Elliss     50,000      $2.50      October 18, 2000*   October 1, 2002**
      Porcher    50,000      $2.50      October 18, 2000*   October 1, 2002**
      Elliss     50,000      $3.50      October 18, 2001*   October 1, 2002**
      Porcher    50,000      $3.50      October 18, 2001*   October 1, 2002**

      ---------------
      *     Becomes exercisable in full on such date.
      ** Outstanding warrants which have not become exercisable before the termination of the warrant holder's personal service contract expire upon termination of such contract.

      On October 8, 1999, October 11, 1999 and November 17, 1999, Big Buck issued convertible subordinated promissory notes with an aggregate principal amount of $750,000 to five accredited investors. In connection with such private placement, Big Buck paid commissions equal to 5% of the gross proceeds ($37,500) to Private Equity, LLC, an investment banking firm. Private Equity, LLC assisted Big Buck in placing the convertible subordinated promissory notes. Such securities have the following terms and conditions:

                  Shares
                  Issuable
      Principal   upon         Conversion
      Amount      Conversion   Price        Date of Issuance    Maturity Date
      ------      ----------   ----------   ----------------    -------------
      $100,000    65,565       $1.5252      October 8, 1999     October 1, 2000
      $250,000    169,468      $1.4752      October 11, 1999    October 1, 2000
      $250,000    169,468      $1.4752      October 11, 1999    October 1, 2000
      $50,000     33,893       $1.4752      October 11, 1999    October 1, 2000
      $100,000    41,233       $2.4252      November 17, 1999   November 1, 2000

      The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning Big Buck, including, but not limited to, Big Buck's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. Other than as noted above, no underwriting commissions or discounts were paid with respect to the issuances of such securities.

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

OVERVIEW

      Big Buck develops and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." Until May 1995 when Big Buck opened its first unit in Gaylord, Michigan, it had no operations or revenues and its activities were devoted solely to development. In March 1997, Big Buck opened its second unit in Grand Rapids, Michigan, and in October 1997, Big Buck opened its third unit in Auburn Hills, Michigan, a suburb of Detroit. Big Buck plans to open its fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the second half of 2000, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro.

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

      Big Buck uses a 52-/53-week fiscal year ending on the Sunday nearest December 31. All references herein to "1999" and "1998" represent the fiscal years ended January 2, 2000 and January 3, 1999, respectively.

RESULTS OF OPERATIONS

The operating results of Big Buck expressed as a percentage of total revenue were as follows:

                                                          JANUARY 2,  JANUARY 3,
                                                             2000        1999
                                                          ----------  ----------

REVENUE
      Restaurant sales ...............................       96.4%        95.4%
      Wholesale and retail sales .....................        3.6          4.6
                                                            -----        -----
           Total revenue .............................      100.0        100.0
                                                            -----        -----

COSTS AND EXPENSES:
      Cost of sales ..................................       33.2         33.9
      Restaurant salaries and benefits ...............       29.9         29.9
      Operating expenses .............................       20.7         21.0
      Depreciation and amortization ..................        5.5          5.0
                                                            -----        -----
           Total costs and expenses ..................       89.3         89.8
                                                            -----        -----

RESTAURANT OPERATING INCOME ..........................       10.7         10.2
PREOPENING COSTS .....................................        1.6           --
GENERAL AND ADMINISTRATIVE EXPENSES ..................       11.3         11.5
                                                            -----        -----

LOSS FROM OPERATIONS .................................       (2.2)        (1.3)
                                                            -----        -----

OTHER INCOME (EXPENSE):
      Interest expense ...............................       (6.4)        (5.2)
      Interest income ................................         .0           .1
      Other ..........................................        (.7)         (.1)
      Minority interest's share of subsidiary's loss .         .0           --
                                                            -----        -----
           Other income (expense), net ...............       (7.1)        (5.2)
                                                            -----        -----

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE ........................       (9.3)        (6.5)



CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE FOR PREOPENING COSTS ...............          --          (2.2)
                                                             ----         ----

NET LOSS ...........................................         (9.3)%       (8.7)%
                                                             ====         ====


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 2, 2000 AND JANUARY 3, 1999

REVENUES

      Revenues decreased 10.8% to $13,881,911 in 1999 from $15,561,753 in 1998.
The decrease was due to the combined impact of the severe winter on all of Big Buck's units, the delayed start of the NBA season on the Auburn Hills unit, the passing of the peak of sales following the opening of the Auburn Hills unit, the closing of the Grand Rapids unit for lunch effective January 1999 and the fact that 1999 had 52 weeks as compared to 1998 which had 53 weeks.

COSTS OF SALES

      Cost of sales, which consists of food, merchandise and brewery supplies, decreased 12.7% to $4,601,503 in 1999 compared to $5,270,518 in 1998. The decrease was primarily due to the decrease in sales. As a percentage of revenues, costs of sales decreased to 33.2% in 1999 from 33.9% in 1998. The percentage decrease was due to an increase in menu prices and savings from volume purchasing.

RESTAURANT SALARIES AND BENEFITS

      Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased 11.1% to $4,144,362 in 1999 compared to $4,659,949 in 1998.
The decrease was due to lower staffing needs for hourly employees as a result of decreased sales volume. As a percentage of revenues, restaurant salaries and benefits remained unchanged at 29.9% in 1999 as compared to 1998.

OPERATING EXPENSES

      Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, decreased 11.9% to $2,878,544 in 1999 compared to $3,267,568 in 1998. The decrease was the result of lower sales volume. As a percentage of revenues, operating expenses decreased to 20.7% in 1999 as compared to 21.0% in 1998. The decrease was the result of refocusing of advertising and marketing efforts and tighter cost controls.

PREOPENING EXPENSES

      Preopening expenses consist of expenses incurred prior to an opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. Preopening expenses for the fourth unit in Grapevine, Texas, totaled $226,043 in 1999. There were no preopening expenses during 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased 12.4% to $1,566,103 in 1999 compared to $1,787,633 in 1998. The decrease reflected a corporate payroll reduction as well as the reduced number of managers in training prior to obtaining financing for the Grapevine unit. As a percentage of revenue, these expenses decreased to

11.3% in 1999 as compared to 11.5% in 1998. As the Company opens additional units, management believes that these expenses will decrease as a percentage of revenues.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization expenses decreased 1.4% to $769,609 in 1999 compared to $780,054 in 1998. As a percentage of revenues, these expenses increased to 5.5% in 1999 from 5.0% in 1998. The increase in these expenses as a percentage of revenues reflected the decrease in revenues.

INTEREST EXPENSE

      Interest expense increased $73,198 to $889,182 in 1999 compared to 1998. The increase reflected the added interest on the $1,400,000 borrowed from Crestmark Bank in November 1998. As a percentage of revenues, interest expense increased to 6.4% in 1999 from 5.2% in 1998. The increase as a percentage of revenues reflected the decrease in revenues in 1999. As new units are added, the Company anticipates it will incur additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      Big Buck used $17,767 in cash for operating activities during 1999, and used $336,910 in cash for operating activities during 1998. Big Buck had a working capital deficit of $3,934,396 at January 2, 2000, and a working capital deficit of $1,978,841 at January 3, 1999. Big Buck spent $1,046,456 in 1999 for construction and equipment for the Grapevine unit, and spent $244,228 during 1999 for repayments of long-term debt. In order to fund operations in the short-term, Big Buck intends to use cash provided by the operations of its three existing units.

      In May 1999, Big Buck issued 120,481 shares of its Common Stock to Michael
G. Eyde, the landlord of Big Buck's Auburn Hills site, for total consideration of $249,998. During the fourth quarter of 1999, Big Buck generated $712,500 in net proceeds from the private placement of $750,000 principal amount of convertible subordinated promissory notes. During the first two months of 2000, Big Buck generated $7,215,000 in net proceeds from the private placement of $7,500,000 principal amount of convertible secured promissory notes. The NBD and the Crestmark Bank notes were repaid with the net proceeds of such promissory notes.

      Since inception, Big Buck's principal capital requirements have been the funding of (a) its operations and promotion of the Big Buck Brewery & Steakhouse format and (b) the construction of units and the acquisition of furniture, fixtures and equipment for such units. Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills units were approximately $6.2 million, $3.2 million and $10.2 million, respectively.

      In September 1999, Bass Pro declared the limited partnership agreement of Buck & Bass, L.P. and the commercial sublease agreement for the Grapevine site to be breached and in default due to, among other things, Big Buck's failure to make its required capital contribution. In November 1999, Crestmark Bank, one of Big Buck's lenders, implemented default pricing at 8% over the previously effective interest rate due to Big Buck's failure to pay the entire principal balance, along with accrued interest, by the expiration date of the bridge loan extension. Crestmark Bank retroactively implemented such right effective as of October 1, 1999, but also granted Big Buck additional time to secure financing to repay the indebtedness. In February 2000, Big Buck obtained financing from Wayne County Employees' Retirement System ("WCERS") which enabled it (a) to repay NBD Bank and Crestmark Bank in full and (b) to make all required capital contributions and satisfy all subcontractors' liens and claims in connection with the Grapevine unit. In March 2000, Big Buck and Bass Pro agreed in writing to the reinstatement of the limited partnership agreement and the sublease.

      During 1999 and 1998, Big Buck contributed $218,000 and $891,000, respectively, to the limited partnership which will own and operate the Grapevine unit. Big Buck may be required to contribute up to an additional $4.5 million, upon ten business days' notice, to complete construction of the Grapevine unit. Big Buck has available approximately $3.8 million from the WCERS financing to fund the construction of the Grapevine unit. Additionally, the Buck & Bass limited partnership agreement allows for leasing of equipment for the facility, not to exceed $1.5 million. Therefore, Big Buck anticipates that it will be able to meet the contribution requirements of the agreement. However, if funds are not available when required by the joint venture, the Company may be in material default under the joint venture agreement.

      A material default by Big Buck under the joint venture agreement entitles Bass Pro to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, within 24 months of the opening of the Grapevine unit; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%.

      Big Buck granted the following security interests to WCERS in connection with the February 2000 financing: (a) a pledge of Big Buck's limited partnership interest in Buck & Bass, L.P., (b) a pledge of Big Buck's shares of the issued and outstanding common stock of BBBP Management Company, (c) a security interest, assignment or mortgage, as applicable, in Big Buck's interest in all assets (now or hereafter owned), ownership interests, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord site and Auburn Hills site. Big Buck also agreed in connection with such financing that it would not create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness, except for indebtedness incurred in the ordinary course of business not to exceed at any time more than $1.5 million in the aggregate. Any such indebtedness, not in the ordinary course of business or in excess of $1.5 million, requires the approval of WCERS, except that WCERS will approve any indebtedness incurred to repay Big Buck's obligation to WCERS so long as such payment does not materially and adversely affect WCERS. Big Buck also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the convertible note is outstanding or WCERS owns more than 15% of Big Buck's Common Stock, elect to purchase securities offered by Big Buck, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

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

YEAR 2000 READINESS DISCLOSURE

      Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of Big Buck, its vendors, suppliers or service providers to achieve Year 2000 compliance on a timely basis could materially adversely affect Big Buck's business, operating results, financial condition and cash flows.

      As of March 1, 2000, Big Buck has not experienced and does not anticipate any material adverse effects on its systems and operations as a result of Year 2000 issues. Business is continuing as usual, and internal systems will continue to be monitored for any unlikely disruptions. Further, as of March 1, 2000, Big Buck has not experienced any operational difficulties as a result of the Year 2000 issues with its vendors, suppliers or service providers.

      Although the transition to the Year 2000 did not have any significant impact on Big Buck or its systems and operations, Big Buck will continue to monitor the impact of the year 2000 on its systems and those of its vendors, suppliers and service providers. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

      In the aggregate, Big Buck has spent an estimated $20,000 to address Year 2000 issues and does not anticipate spending any additional material amounts relating to year 2000 issues.

ITEM 7 FINANCIAL STATEMENTS

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                        PAGE
                                                                                        ----
BIG BUCK BREWERY & STEAKHOUSE, INC.
Reports of Independent Public Accountants..............................................  20
Consolidated Financial Statements
           Consolidated Balance Sheets.................................................  22
           Consolidated Statements of Operations.......................................  23
           Consolidated Statements of Shareholders' Equity.............................  24
           Consolidated Statements of Cash Flows.......................................  25
           Consolidated Notes to Financial Statements..................................  26


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Big Buck Brewery & Steakhouse, Inc.:

      We have audited the accompanying consolidated balance sheet of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of January 2, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Big Buck's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Buck Brewery & Steakhouse, Inc. as of January 2, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                     /s/ PLANTE & MORAN, LLP

Grand Rapids, Michigan,
March 21, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Big Buck Brewery & Steakhouse, Inc.:

      We have audited the accompanying consolidated balance sheet of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of January 3, 1999, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Big Buck's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Buck Brewery & Steakhouse, Inc. as of January 3, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                       /s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 19, 1999

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                           Consolidated Balance Sheets

                                                                       January 2,         January 3,
                     ASSETS                                               2000               1999
                                                                      ------------       ------------
CURRENT ASSETS:
   Cash                                                               $    369,228       $    500,236
   Accounts receivable                                                     233,273            216,147
   Inventories (Note 1)                                                    235,671            308,286
   Prepaids and other                                                      318,775            274,819
                                                                      ------------       ------------

         Total current assets                                            1,156,947          1,299,488

PROPERTY AND EQUIPMENT, net (Note 1)                                    19,730,766         18,847,968

OTHER ASSETS, net                                                          573,487            672,530
                                                                      ------------       ------------

                                                                      $ 21,461,200       $ 20,819,986
                                                                      ============       ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      2,152,242       $    925,031
   Accrued expenses                                                        451,855            709,070
   Current maturities of long-term obligations                           2,487,246          1,644,228
                                                                      ------------       ------------
         Total current liabilities                                       5,091,343          3,278,329

LONG-TERM OBLIGATIONS, less current maturities (Note 2)                  6,721,083          7,030,329
                                                                      ------------       ------------
         Total liabilities                                              11,812,426         10,308,658

MINORITY INTEREST (Note 7)                                                 147,340                 --

SHAREHOLDERS' EQUITY: (Notes 4 and 5)
   Common stock, $0.01 par value, 20,000,000 shares authorized;
         5,405,481 and 5,285,000 shares issued and outstanding              54,055             52,850
   Warrants                                                                153,650            153,650
   Additional paid-in capital                                           13,685,520         13,407,694
   Accumulated deficit                                                  (4,391,791)        (3,102,866)
                                                                      ------------       ------------

         Total shareholders' equity                                      9,501,434         10,511,328
                                                                      ------------       ------------

                                                                      $ 21,461,200       $ 20,819,986
                                                                      ============       ============

      The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      Consolidated Statements of Operations

                                                       For the Years Ended
                                                 -------------------------------
                                                  January 2,         January 3,
                                                     2000               1999
                                                 ------------       ------------
REVENUE:
   Restaurant sales                              $ 13,378,684       $ 14,843,860
   Wholesale and retail sales                         503,227            717,893
                                                 ------------       ------------
         Total revenue                             13,881,911         15,561,753
                                                 ------------       ------------

COSTS AND EXPENSES:
   Cost of sales                                    4,601,503          5,270,518
   Restaurant salaries and benefits (Note 6)        4,144,362          4,659,949
   Operating expenses                               2,878,544          3,267,568
   Depreciation                                       769,609            780,054
                                                 ------------       ------------
         Total costs and expenses                  12,394,018         13,978,089
                                                 ------------       ------------

RESTAURANT OPERATING INCOME                         1,487,893          1,583,664
PREOPENING COSTS                                      226,043                 --
GENERAL AND ADMINISTRATIVE EXPENSES                 1,566,103          1,787,633
                                                 ------------       ------------

LOSS FROM OPERATIONS                                 (304,253)          (203,969)
                                                 ------------       ------------

OTHER INCOME (EXPENSE):
   Interest expense                                  (889,182)          (815,984)
   Other                                              (95,490)             6,746
                                                 ------------       ------------
         Other income (expense), net                 (984,672)          (809,238)
                                                 ------------       ------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        (1,288,925)        (1,013,207)

INCOME TAX (Note 3)                                        --                 --
                                                 ------------       ------------

LOSS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE               (1,288,925)        (1,013,207)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE FOR PREOPENING COSTS                          --           (346,547)
                                                 ------------       ------------

NET LOSS                                         $ (1,288,925)      $ (1,359,754)
                                                 ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE          $      (0.24)      $      (0.26)
                                                 ============       ============

BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                               5,405,481          5,285,000
                                                 ============       ============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                 Consolidated Statements of Shareholders' Equity
                               For the Years Ended

                                                 COMMON STOCK                           ADDITIONAL
                                           -------------------------                      PAID-IN      ACCUMULATED
                                             SHARES        AMOUNT         WARRANTS        CAPITAL         DEFICIT           TOTAL
                                           ---------    ------------    ------------   ------------    ------------    ------------
BALANCE, December 28, 1997                 5,285,000          52,850         153,650     13,240,694      (1,743,112)     11,704,082
     Issuance of warrants for services            --              --              --        167,000              --         167,000
     Net loss                                     --              --              --             --      (1,359,754)     (1,359,754)
                                           ---------    ------------    ------------   ------------    ------------    ------------
BALANCE, January 3, 1999                   5,285,000    $     52,850    $    153,650   $ 13,407,694    $ (3,102,866)   $ 10,511,328
     Issuance of common stock                120,481           1,205              --        248,793              --         249,998
     Issuance of warrants for services            --              --              --         29,033              --          29,033
     Net loss                                     --              --              --             --      (1,288,925)     (1,288,925)
                                           ---------    ------------    ------------   ------------    ------------    ------------
BALANCE, January 2, 2000                   5,405,481          54,055         153,650     13,685,520      (4,391,791)      9,501,434
                                           =========    ============    ============   ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            Statements of Cash Flows

                                                                             For the Years Ended
                                                                         --------------------------
                                                                          January 2,     January 3,
                                                                            2000            1999
                                                                         -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                              $(1,288,925)   $(1,359,754)
   Adjustments to reconcile net loss to cash flows used in
     operating activities-
        Cumulative effect of change of accounting for preopening costs            --        346,547
        Depreciation and amortization                                        895,580        780,054
        Loss on sale of property                                                  --          8,520
        Change in operating assets and liabilities:
           Accounts receivable                                               (17,126)       (45,687)
           Inventories                                                        72,615        (18,481)
           Prepaids and other                                                (43,956)      (103,053)
           Accounts payable                                                  621,260         81,601
           Accrued expenses                                                 (257,215)       (26,657)
                                                                         -----------    -----------

              Net cash used in operating activities                          (17,767)      (336,910)
                                                                         -----------    -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                               (1,046,456)    (1,276,301)
   Sale of short-term investments, net                                         2,105             --
                                                                         -----------    -----------

              Net cash used in investing activities                       (1,044,351)    (1,276,301)
                                                                         -----------    -----------

FINANCING ACTIVITIES:
   Borrowings under long-term debt and capital lease obligations             778,000      2,149,650
   Payments on long-term debt and capital lease obligations                 (244,228)      (249,825)
   Payment of deferred financing costs                                            --       (140,393)
   Proceeds from minority partner                                            147,340             --
   Proceeds from sale of common stock                                        249,998             --
                                                                         -----------    -----------

              Net cash provided by financing activities                      931,110      1,759,432
                                                                         -----------    -----------

INCREASE (DECREASE) IN CASH                                                 (131,008)       146,221

CASH, beginning of year                                                      500,236        354,015
                                                                         -----------    -----------

CASH, end of year                                                        $   369,228    $   500,236
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                         $   891,853    $   813,074
   Income taxes paid                                                              --             --
NONCASH TRANSACTION:
   Issuance of common stock, stock options and warrants for property
     and services                                                             29,033        167,000
   Accounts payable assumed for purchase of equipment                        605,951             --

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                   Notes to Consolidated Financial Statements
                       January 2, 2000 and January 3, 1999

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Big Buck Brewery & Steakhouse, Inc. (f/k/a Michigan Brewery, Inc.) develops and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." As of January 2, 2000, the Company owned and operated three units in the state of Michigan. The first unit opened in Gaylord, Michigan, on May 26, 1995. The Gaylord unit is utilized for bottling and wholesale distribution of its private label beer. Subsequent units opened on March 17, 1997 in Grand Rapids, Michigan, and on October 1, 1997 in Auburn Hills, Michigan, a suburb of Detroit. The Company plans to open a fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the second half of 2000, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between the Company and Bass Pro Outdoor World, L.P.

The Company incurred a net loss of $1,288,925 in 1999 and $1,359,754 in 1998. The Company has a limited operating history, and future revenues and attaining profitability from operations will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept, reaching critical mass to support corporate overhead and general economic conditions. The Company's ability to meet its expansion plan and achieve profitability depends on its ability to obtain substantial financing for the development of additional units. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

FISCAL YEAR

The Company has adopted a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year. All references herein to "1999" and "1998" represent the fiscal years ended January 2, 2000 (a 52 week year) and January 3, 1999 (a 53 week year), respectively.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Buck & Bass, L.P. All significant intercompany accounts and transactions are eliminated.

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


                                                  January 2,          January 3,
                                                     2000                1999
                                                  ----------          ----------
Food .................................             $ 98,842           $116,966
Brewery ..............................               93,247             95,180
Retail goods .........................               43,582             96,140
                                                   --------           --------
                                                   $235,671           $308,286
                                                   ========           ========


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

Property and equipment consisted of the following at:

                                                 January 2,          January 3,      Estimated
                                                   2000                 1999       Useful Lives
                                                 ----------         ----------     ------------
Land and improvements ....................      $  5,057,914       $  5,057,914    20 years for
                                                                                   improvements
Building and improvements ................         9,261,213          9,261,213        40 years
Brewery equipment ........................         2,011,015          2,011,015     12-30 years
Restaurant equipment .....................         1,309,831          1,827,540        10 years
Furniture, fixtures and equipment ........         2,124,286          1,575,592       5-7 years
Construction in progress (see Note 7).....         2,387,694            772,235
                                                ------------       ------------
                                                  22,151,953         20,505,509
Accumulated depreciation .................        (2,421,187)        (1,657,541)
                                                ------------       ------------
                                                $ 19,730,766       $ 18,847,968
                                                ============       ============

INCOME TAXES

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of the Company's assets and liabilities using currently enacted tax rates.

LOSS PER SHARE

Basic net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the year, without regard to stock options outstanding. In the computation of fully diluted earnings per share, the weighted average shares outstanding is increased to reflect the potential dilution if stock warrants, stock options and convertible securities were to be exercised or converted common stock, if such exercise or conversion has a dilutive effect. The options, warrants, and convertible securities have been excluded from the earnings per share calculation because each would have an antidilutive effect.

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

2. LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following as of:

                                                                                 January 2,   January 3,
                                                                                    2000         1999
                                                                                 ----------   ----------
Capital lease obligations (see below)                                            $5,400,000   $5,400,000

Mortgage note payable to bank, monthly principal payments of $5,760 plus interest at 10.2%, remaining balance due on October 1, 2000, collateralized
   by all assets of the Company and guaranteed by certain shareholders            1,496,996    1,566,117

Note payable to bank, monthly payments of interest only at 10.0%,
   balance due on May 15, 1999, collateralized by all assets of the Company       1,428,000    1,400,000

Note payable to bank, monthly principal payments of $13,333 plus interest at
   10.2%, remaining balance due on October 1, 2000, collateralized by all
   assets of the Company and guaranteed by certain shareholders                     133,333      293,333

Convertible subordinated promissory notes payable to five investors,
   bearing interest at 10%, due October 2000                                        750,000           --

Other                                                                                    --       15,107
                                                                                 ----------   ----------

                   Total                                                          9,208,329    8,674,557

Less-Current maturities                                                           2,487,246    1,644,228
                                                                                 ----------   ----------

                   Long-term obligations                                         $6,721,083   $7,030,329
                                                                                 ==========   ==========

In April 1997, the Company entered into a real estate purchase and leaseback agreement with a shareholder of the Company, for the land and property of its Grand Rapids unit. The Company received proceeds of $1,400,000 and in return, entered into a ten-year lease with a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 and percentage rent provisions. In March 2000, the lease was amended to adjust the gross sales level over which annual percentage rent is payable to $1,500,000 per year. As amended, the lease further provides that, commencing April 2000, in the event gross sales, as defined, do not exceed $1,500,000, for any lease year, the Company is obligated to repurchase the land and property for $1.4 million, plus $70,000 for each lease year on a pro rata basis. The lessor also has the option to require the Company to repurchase the Grand Rapids site after the seventh full lease year for the same price. Should a repurchase be required, the Company believes that it would be able to obtain mortgage financing sufficient to pay the required purchase price. There can be no assurance that such mortgage financing in the event repurchase were required, would be available on terms acceptable to Big Buck or at all.

In August 1997, the Company entered into a second real estate purchase and leaseback agreement with the same shareholder, for the land of its Auburn Hills unit. The Company received proceeds of $4,000,000 and in return, entered into a 25-year lease with a minimum annual base rent of $400,000 and percentage rent provisions. In the event gross sales, as defined, do not exceed $8,000,000 for any two consecutive lease years, the Company is obligated to repurchase the land for $4.0 million, plus $200,000 for each lease year on a pro rata basis. The Company was required to pay the shareholder annual percentage rent of $46,000 based upon annual gross sales for the first year of the lease term. Annual gross sales for the second year of the lease term did not exceed $8.0 million. Independent of annual gross sales, the lessor has the option to require the Company to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis, for a limited period of time. In February 2000, the lessor and the Company amended the lease agreement to provide that such right may be exercised by the lessor prior to the expiration of the fourth full lease year and that the lessor may require the Company to issue common stock (valued at $4.00 per share) in payment of such repurchase price. The Company also has the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

No gain or loss was recognized on the sale and leaseback transactions. Management expects that if the Company was required to purchase the land at these units that these leases could be renewed or replaced by mortgage or other financing arrangements; however, there can be no assurance that such financing would be available on acceptable terms or at all.

The convertible subordinated promissory notes were issued in October and November 1999 for $750,000, and may be converted at any time, at the option of the holders, into a total of 479,627 shares of common stock. Interest is paid monthly in arrears.

The note payable to bank agreement requires, among other things, that the Company maintain certain financial ratios.

Maturities of long-term obligations as of January 2, 2000, were as follows:



                2000                          $  2,487,246
                2001                                    --
                2002                                    --
                2003                                    --
                2004                             1,321,083
                Thereafter                       5,400,000
                                              ------------
                                              $  9,208,329
                                              ============


On February 8, 2000, the Company obtained $7.5 million in financing from the Wayne County Employee's Retirement System (WCERS). The Company issued and sold to WCERS a $5,876,114, 10% convertible secured promissory note due February 2003, a $1,623,886 amended, restated and consolidated convertible note due October 2000, and a three-year warrant for the purchase of 200,000 shares of the Company's common stock. Both notes are convertible into common stock at $2.42 per share. The warrant is exercisable at $2.00 per share. These conversions of stock would result in WCERS owning 3,299,172 shares of common stock or a 37.9% ownership of the Company.

A portion of the proceeds of the financing were used to refinance all outstanding mortgage and notes payable. Therefore, the maturities disclosed above reflect the refinanced payment terms.

3. INCOME TAXES:

The deferred tax assets and liabilities consisted of the following at:

                                              January 2,       January 3,
                                                 2000             1999
                                              ----------       ----------
      Deferred tax liabilities                  (790,000)        (670,000)
      Deferred tax assets                      2,280,000        1,700,000
                                              ----------       ----------
      Net deferred tax asset                   1,490,000        1,030,000
      Valuation allowance                     (1,490,000)       1,030,000
                                              ----------       ----------
      Net deferred tax                                --               --


Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation. As of January 2, 2000 and January 3, 1999, the Company's deferred taxes consisted primarily of net operating loss carryforwards, and accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits. As of January 2, 2000, the Company had net operating loss carryforwards of approximately $6.7 million which expire through the year 2014.

4. WARRANTS:

Each of the 2,550,000 units issued in connection with the Company's IPO consisted of one share of common stock and one Redeemable Class A Warrant, exercisable at $8.00 per share, expiring in June 2000.

In connection with its IPO, the Company issued a warrant to the underwriter to purchase 245,000 shares of common stock at $6.00 per share. The warrant became exercisable in June 1997 and is exercisable until June 2000.

In connection with the bridge financing before the IPO, the Company issued warrants, exercisable at $5.00 per share, for 150,000 shares of its common stock, expiring in February 2001. The Company also issued a warrant as part of the pre-bridge financing, exercisable at $3.33 per share, for 62,500 shares of its common stock, expiring in December 2000.

In connection with the joint venture agreement (Notes 1 and 7), the Company issued a warrant, exercisable at $2.625 per share, for 50,000 shares of its common stock to Bass Pro. The Company also issued a five-year warrant to its private placement agent, exercisable at $2.7625 per share, for 14,582 shares of its common stock.

In exchange for services, the Company issued warrants, exercisable at $1.625 per share, for 100,000 shares of its common stock. In connection with the same service agreements, the Company also issued warrants for 200,000 shares of common stock. 100,000 of these warrants are exercisable at $2.50 pre share and vest in October 2000. The remaining 100,000 warrants, are exercisable at $3.50 per share and vest in October 2001. All of the warrants issued as part of these service agreements expire in October 2002.

In connection with a consulting agreement, the Company issued a warrant, exercisable at $1.65 per share, for 50,000 shares of its common stock, expiring in October 2002. The Company also issued warrants, exercisable at $2.00 per share, for 150,000 shares of its common stock, vesting in 50,000 increments as the Company's stock price reaches $4.00, $5.00, and $6.00 per share, expiring in October 2002.

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

On October 18, 1999, the Company established a qualified Employee Stock Purchase Plan, effective as of January 1, 2000. The terms of the plan allow for qualified employees, as defined, to participate in the purchase of designated shares of the Company's common stock. The stock is generally purchased at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company has 200,000 shares of common stock available for issuance pursuant to this plan.

A summary of the status of the Company's two stock option plans at January 2, 2000 and January 3, 1999, and changes during the fiscal years then ended, is presented in the table and narrative below:

                                             Year Ended                   Year Ended
                                          January 2, 2000               January 3, 1999
                                      --------------------------    -------------------------
                                                 Weighted Average             Weighted Average
                                      Shares      Exercise Price    Shares     Exercise Price
                                      ------     ----------------   ------    ----------------
Outstanding, beginning of
      Period .....................    671,000          4.11         546,000         $4.55
Granted ..........................     46,800          2.30         125,000          3.38
Exercised ........................         --            --              --            --
Forfeited ........................         --            --              --            --
Expired ..........................         --            --              --            --
                                      -------         -----         -------         -----
Outstanding, end of
      Period .....................    717,800         $4.06         671,000         $4.11
                                      =======         =====         =======         =====
Exercisable, end of
      Period .....................    485,500                       280,500
                                      =======                       =======
Weighted average fair value
      Of options granted .........    $  2.80                       $  3.10
                                      =======                       =======

The following table provides certain information with respect to stock options outstanding at January 2, 2000:

                                Stock options     Weighted average           Weighted average
     Range of exercise prices    Outstanding       exercise price       remaining contractual life
     ------------------------   -------------     ----------------      --------------------------
            1.75 - 3.00            156,800               2.93                    8.80
            3.01 - 4.50            191,000               4.32                    6.76
            4.51 - 5.25            370,000               4.82                    6.64

The following table provides certain information with respect to stock options exercisable at January 2, 2000:


                                  Stock options   Weighted average
     Range of exercise prices      exercisable     exercise price
     ------------------------     -------------   ----------------
            1.75 - 3.00             109,750              2.97
            3.01 - 4.50             145,750              4.41
            4.51 - 5.25             230,000              4.90


The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts:


                                                    1999               1998
                                                 -----------       -----------
      Net Loss             As Reported           $(1,288,925)      $(1,359,754)
                           Pro Forma              (1,608,624)       (1,710,122)
      Diluted EPS          As Reported                 (0.24)            (0.26)
                           Pro Forma                   (0.30)            (0.32)


The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rates of 6.70% and 5.20%; no expected dividend yields; expected lives of 7 years; and expected volatility of 60.00% and 123.47%. Non-employee option grants are recorded at fair value.

6. RETIREMENT PLAN:

On February 1, 1999, the Company began sponsoring a 401(k) plan for employees with a minimum of six months of service with the Company. Contributions to the plan totaled $12,559 for 1999.

7. COMMITMENTS AND CONTINGENCIES:

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

JOINT VENTURE

The Company owns 89.1 percent as a limited partner and 0.8 percent as a general partner, for an aggregate 89.9 percent ownership of Buck & Bass, L.P.

During 1999 and 1998, the Company contributed $218,000 and $891,000, respectively, to the limited partnership which will own and operate the Grapevine unit. The Company may be required to contribute up to an additional $4.5 million, upon ten business days' notice, to complete construction of the Grapevine unit. The Company has available approximately $3.8 million from the WCERS financing to fund the construction of the Grapevine unit. Additionally, the Buck & Bass partnership agreement allows for leasing of equipment for the facility, not to exceed $1.5 million. Therefore, the Company anticipates that it will be able to meet the contribution requirements of the agreement. However, if funds are not available when required by the joint venture, the Company may be in material default under the joint venture agreement.

Pursuant to the commercial sublease agreement, the limited partnership created by the joint venture leases the Grapevine site from Bass Pro over a 15-year term. The lease may be extended at the option of Bass Pro for seven additional five-year terms. In March 2000, the Company and Bass Pro agreed to commence rental payments when the restaurant opens for business. The sublessee is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year (with a minimum annual base rent of $385,000). Bass Pro may terminate in the event of a default which is not cured within the applicable grace period. In March 2000, the Company and Bass Pro L.P. agreed in writing to revise the definition of default under the sublease. As amended, the sublease provides that a default include, but is not limited to, (a) the sublessee's failure to remain open during all business days, (b) the sublessee's failure to maintain on duty a fully trained service staff, (c) the sublessee's failure to provide high quality food of the type provided at the Gaylord unit, (d) the sublessee's failure to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million, (e) the sublessee encumbering in any manner any interest in the subleased premises, or (f) the sublessee's failure to conduct full and complete customer surveys no less frequently than each calendar quarter.

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

In September 1999, Bass Pro declared the limited partnership agreement of Buck & Bass L.P. and the commercial sublease agreement for the Grapevine site to be breached and in default due to, among other things, the Company's failure to make its required capital contribution. In February 2000, the Company made all required capital contributions and satisfied all subcontractors' liens and claims. In March 2000, the Company and Bass Pro L.P. agreed in writing to the reinstatement of the limited partnership agreement and the commercial sublease.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 30, 1999, the Board engaged Plante & Moran, LLP as Big Buck's new independent accountant for the fiscal year ending January 2, 2000. During the years ended January 3, 1999 and December 27, 1997 and through December 30, 1999, Big Buck did not consult with Plante & Moran, LLP on items which (1) involved the application of accounting principles to a specific completed or contemplated transaction, (2) involved the type of audit opinion that might be rendered on Big Buck's financial statements, or (3) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304(a)(1)(iv)).

      On December 30, 1999, the Board dismissed Arthur Andersen LLP as Big Buck's independent public accountant. The reports of Arthur Andersen LLP on the financial statements for the years ended January 3, 1999 and December 27, 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee and the Board of Directors participated in and approved the decision to change independent public accountants. In connection with its audits for the years ended January 3, 1999 and December 27, 1997 and through December 30, 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference thereto in its report on the financial statements for such years. During the years ended January 3, 1999 and December 27, 1997 and through December 30, 1999, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)). Arthur Andersen LLP has furnished Big Buck with a letter addressed to the SEC stating that it agrees with the above statements.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table provides information with respect to Big Buck's directors and executive officers as of March 1, 2000. Each director serves for a one-year term expiring in 2000 and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the Board of Directors or his earlier removal or resignation from office. There are no family relationships between any director or executive officer.

Name                          Age   Principal Occupation        Position with Big Buck     Director Since
----                          ---   --------------------        ----------------------     --------------
William F. Rolinski.........   52   Chief Executive Officer,    Chief Executive Officer,         1993
                                    President and Chairman      President and Chairman
                                    of the Board of Big Buck    of the Board

Gary J. Hewett..............   37   Chief Operating Officer,    Chief Operating Officer,         1998
                                    Executive Vice President    Executive Vice
                                    and Director of Big Buck    President and Director

Anthony P. Dombrowski.......   39   Chief Financial Officer     Chief Financial Officer          N/A
                                    and Treasurer of Big        and Treasurer
                                    Buck

Thomas McNulty..............   60   Private Investor            Director                         2000

Joseph W. Muer..............   64   Manufacturer's              Director                         1999
                                    Representative

Blair A. Murphy, D.O........   46   Self-Employed Physician     Director                         1993

Henry T. Siwecki............   55   Sole Owner and              Director                         1995
                                    President of Siwecki
                                    Construction, Inc.

Casimer I. Zaremba..........   79   Private Investor            Director                         1993

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

      Thomas McNulty has been a director since February 2000. From March 1983 to October 1999, Mr. McNulty served as Chief Financial Officer and Treasurer of the Henry Ford Health System, one of the 20 largest health systems in the United States, owning insurance companies, hospitals and medical practices. He has also served on the board of directors for various corporations, including Quadramed Corporation, a software and automated service provider, Onika Insurance, and Robertson Development Corporation, a real estate development company.

      Joseph W. Muer has been a director since November 1999. Mr. Muer has acted as an advisor to DINA Industries, Inc., a supplier of medical equipment, ambulances and medical services to the Middle East, since 1995, and a senior consultant with Aimattech, LLC, a national consulting firm specializing in board level advisory services, since July 1999. Since March 1999, he also has been a partner in The Millennium 321, an Internet company engaging in capital development, marketing and sales of engineering, advertising and graphic services. From May 1999 to September 1999, Mr. Muer served as a consultant to The Pike Street Restaurant in Pontiac, Michigan. Mr. Muer was the owner and general manager of Muer's Oyster House, Inc. from 1958 to April 1998. In April 1998, Muer's Oyster House, Inc. filed for Chapter 11 bankruptcy protection. A Plan of Reorganization for Muer's Oyster House, Inc. was confirmed in December 1999, pursuant to which its assets and liabilities were liquidated.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires Big Buck's officers, directors and persons who own more than 10% of a registered class of Big Buck's equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish Big Buck with copies of all such reports. To Big Buck's knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that one report on Form 5 setting forth the January 1, 1999, automatic grant of a stock option for the purchase of 5,000 shares, pursuant to the 1996 Director Stock Option Plan, to Casimer I. Zaremba, one of Big Buck's non-employee directors, was not filed on a timely basis.

ITEM 10 EXECUTIVE COMPENSATION

      The following table sets forth information with respect to compensation paid by Big Buck to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officers") during the three most recent fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation      Long-Term Compensation
                                                      -------------------      ----------------------
                                                                                      Awards
                                                                               ----------------------
                                                                                    Securities
Name and Principal Position                            Year      Salary          Underlying Options
--------------------------------------------------     ----      ------        --------------------
William F. Rolinski ..............................     1999      $157,219                   0
  Chief Executive Officer, President and .........     1998      $151,586              30,000
  Chairman of the Board ..........................     1997      $167,308              75,000

Gary J. Hewett ...................................     1999      $134,553                   0
  Chief Operating Officer, Executive .............     1998      $130,845              25,000
  Vice President and Director ....................     1997      $152,061             125,000

Anthony P. Dombrowski ............................     1999      $ 97,321                   0
  Chief Financial Officer and ....................     1998      $ 92,885              20,000
  Treasurer ......................................     1997      $102,615              60,000

      No stock options or stock appreciation rights were granted to the Named Executive Officers during the last fiscal year.

      The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of the end of the last fiscal year. No options were exercised by the Named Executive Officers during the last fiscal year. No stock appreciation rights were exercised by the Named Executive Officers during the last fiscal year or were outstanding at the end of that year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                  Number of Securities           Value of Unexercised
                                 Underlying Unexercised           In-the-Money Options
                                    Options at FY-End                 At FY-End(1)
                               ---------------------------     ----------------------------
      Name                     Exercisable   Unexercisable     Exercisable    Unexercisable
--------------------------     -----------   -------------     -----------    -------------
William F. Rolinski .......       67,500        37,500             $0              $0

Gary J. Hewett ............      130,000        75,000             $0              $0

Anthony P. Dombrowski .....       75,500        37,500             $0              $0

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

      During the last fiscal year, Big Buck granted an option, under the 1996 Director Stock Option Plan, for the purchase of 5,000 shares of Common Stock to each non-employee director elected by the shareholders. Big Buck automatically grants such options annually for each year of continued service on the Board. Each option is granted at fair market value on the date of grant, vests one year after the date of grant and expires ten years after the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

      Gary J. Hewett, Chief Operating Officer, Executive Vice President and a director of Big Buck, is entitled to six months' salary upon termination of employment, unless such termination is for cause. Based on Mr. Hewett's 1999 compensation, he would be entitled to approximately $67,277 upon termination of employment without cause. To date, Big Buck has not entered into any agreements providing for the continued employment of its personnel.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of Big Buck's Common Stock as of March 1, 2000, by (a) each person who is known to Big Buck to own beneficially more than five percent of the Common Stock, (b) each director and nominee for election as a director, (c) each Named Executive Officer (as defined below), and (d) all executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, Big Buck knows of no agreements among its shareholders which relate to voting or investment power with respect to its Common Stock.

                                                                      Shares      Percent
                                                                   Beneficially     of
Name and Address of Beneficial Owner(1)                               Owned(1)     Class
---------------------------------------                            ------------   -------
Wayne County Employees' Retirement System(2) ..................      3,299,172      37.9%
     400 Monroe Street, Suite 230
     Detroit, Michigan 48226
Michael G. Eyde(3) ............................................      1,447,596      21.5
     6250 West Michigan Avenue
     Lansing, Michigan 48917
William F. Rolinski(4) ........................................        940,145      17.1
Perkins Capital Management, Inc.(5) ...........................        789,700      13.4
     730 East Lake Street
     Wayzata, Minnesota 55391
Casimer I. Zaremba(6)(7) ......................................        695,007      12.8
Blair A. Murphy, D.O.(6) ......................................        655,007      12.1
FMR Corp.(8) ..................................................        522,500       9.7
     82 Devonshire Street
     Boston, Massachusetts 02109
The Perkins Opportunity Fund(9) ...............................        500,000       8.8
     730 East Lake Street
     Wayzata, Minnesota 55391
Henry T. Siwecki(6)(10) .......................................        156,989       2.9
Gary J. Hewett(11) ............................................        154,328       2.8
Anthony P. Dombrowski(12) .....................................         96,462       1.8
Thomas McNulty ................................................          1,000         *
Joseph W. Muer ................................................              0         0
All Executive Officers and Directors as a Group (8 persons)(13)      2,698,938      46.4%

---------------
*     Represents less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of March 1, 2000. Unless otherwise indicated, the address for each listed shareholder is c/o Big Buck Brewery & Steakhouse, Inc., 550 South Wisconsin Street, Gaylord, Michigan 49734.

(2) As set forth in Schedule 13D filed with the SEC by WCERS on February 17, 2000. Represents 200,000 shares subject to a currently exercisable warrant and 3,099,172 shares subject to currently convertible promissory notes.

(3) Includes (a) 50,000 shares subject to a currently exercisable option, (b) 25,000 shares subject to a currently exercisable warrant, (c) 52,115 shares subject to a currently convertible promissory note, and (d) 1,200,000 shares issuable pursuant to a Real Estate Purchase and Leaseback Agreement by and between Mr. Eyde and Big Buck, dated August 1, 1997.

(4)   Includes 99,537 shares subject to currently exercisable options.

(5) As set forth in Schedule 13G filed with the SEC by Perkins Capital Management, Inc. ("PCM") and The Perkins Opportunity Fund ("POF") on February 2, 2000. Includes (a) 123,100 shares owned by the clients of PCM,
      (b) 166,600 shares subject to currently exercisable warrants owned by the clients of PCM, (c) 200,000 shares owned by POF, and (d) 300,000 shares subject to currently exercisable warrants owned by POF. PCM has (a) sole power to vote 262,000 shares, including 200,000 shares owned by POF, and
      (b) sole power to dispose of 789,700 shares, including 200,000 shares owned by POF and 300,000 shares subject to currently exercisable warrants owned by POF. PCM disclaims beneficial ownership of the securities owned by POF.

(6)   Includes 20,000 shares subject to currently exercisable options.

(7) Beneficial ownership of 450,005 of these shares is shared with Walter Zaremba, Casimer Zaremba's brother.

(8) As set forth in Schedule 13G filed with the SEC by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson on February 11, 2000. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 522,500 shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. The ownership of one investment company, Fidelity Capital Appreciation Fund, amounted to 522,500 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 522,500 shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Ms. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(9) As set forth in Schedule 13G filed with the SEC by PCM and POF on February 2, 2000. Includes 300,000 shares subject to currently exercisable warrants.

(10)  Includes 6,000 shares subject to currently exercisable warrants.

(11)  Represents shares subject to currently exercisable options.

(12)  Includes 90,462 shares subject to currently exercisable options.

(13) Includes 404,327 shares subject to currently exercisable options and 6,000 shares subject to currently exercisable warrants.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Big Buck formerly had a loan agreement with NBD Bank for three separate loan facilities aggregating $3.0 million. Messrs. Rolinski, Murphy and Zaremba, each a director of Big Buck, personally guaranteed repayment of all amounts under this loan agreement. In February 2000, Big Buck obtained financing from WCERS which enabled it (a) repay NBD Bank and Crestmark Bank in full and (b) to make all required capital contributions and satisfy all subcontractors' liens and claims in connection with the Grapevine unit. Messrs. Rolinski, Murphy and Zaremba personally guaranteed this indebtedness to the extent of $1,623,885. Messrs. Rolinski, Murphy and Zaremba do not intend to personally guarantee future obligations of Big Buck.

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

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits

            3.1 Restated Articles of Incorporation (incorporated by reference to Big Buck's Current Report on Form 8-K, filed on
                    October 3, 1997 (File No. 0-20845)).
            3.2     Amended and Restated Bylaws (incorporated by reference to
                    Big Buck's Registration Statement on Form SB-2, filed on
                    April 15, 1996 (File No. 333-3548)).
            10.1    1996 Stock Option Plan (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 23, 1998
                    (File No. 0-20845)).
            10.2 1996 Director Stock Option Plan (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on
                    April 15, 1996 (File No. 333-3548)).
            10.3 1999 Employee Stock Purchase Plan (incorporated by reference to Big Buck's Definitive Schedule 14A (Proxy Statement), filed on October 26, 1999 (File No. 0-20845)).
            10.4    Loan Agreement dated July 28, 1995, by and among Big Buck,
                    William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba,
                    Casimer I. Zaremba and NBD Bank (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on
                    April 15, 1996 (File No. 333-3548)).
            10.5    Real Estate Purchase and Leaseback Agreement by and between
                    Eyde Brothers Development Co., Landlord, and Big Buck,
                    Tenant, dated April 11, 1997 (incorporated by reference to
                    Big Buck's Quarterly Report on Form 10-QSB, filed on May 9,
                    1997 (File No. 0-20845)).
            10.6    Lease Agreement by and between Eyde Brothers Development
                    Co., Landlord, and Big Buck, Tenant, dated April 11, 1997
                    (incorporated by reference to Big Buck's Quarterly Report on
                    Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
            10.7    Amendment to Lease Agreement by and between Eyde Brothers
                    Development Co., Landlord, and Big Buck, Tenant, dated March
                    27, 2000.
            10.8    Real Estate Purchase and Leaseback Agreement by and between
                    Michael G. Eyde, Landlord, and Big Buck, Tenant, dated
                    August 1, 1997 (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on August 12, 1997
                    (File No. 0- 20845)).
            10.9 Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated October 1, 1997 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
            10.10 Stock Option Agreement between Big Buck and Michael G. Eyde, dated August 1, 1997 (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 23, 1998
                    (File No. 0-20845)).



            10.11   Amendment to Lease Agreement by and between Michael G. Eyde,
                    Landlord, and Big Buck, Tenant, dated January 26, 2000.
            10.12   Common Stock Purchase Warrant issued by Big Buck to Michael
                    G. Eyde, dated January 26, 2000.
            10.13   Limited Partnership Agreement by and among BBBP Management
                    Company, Bass Pro Outdoor World, L.P. and Big Buck, dated
                    November 5, 1998 (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on November 12, 1998
                    (File No. 0-20845)).
            10.14   Shareholders' Agreement by and among BBBP Management
                    Company, Bass Pro Outdoor World, L.P. and Big Buck, dated
                    November 5, 1998 (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on November 12, 1998
                    (File No. 0-20845)).
            10.15   Commercial Sublease Agreement by and between Bass Pro
                    Outdoor World, L.P. and Buck and Bass, L.P., dated November
                    5, 1998 (incorporated by reference to Big Buck's Quarterly
                    Report on Form 10-QSB, filed on November 12, 1998 (File No.
                    0-20845)).
            10.16   Common Stock Purchase Warrant issued by Big Buck to Bass Pro
                    Outdoor World, L.P., dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
            10.17   Loan Agreement dated November 20, 1998, by and between Big
                    Buck, Borrower, and Crestmark Bank, Lender (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
            10.18 Real Estate Mortgage Note dated November 20, 1998, by and between Big Buck, Borrower, and Crestmark Bank, Lender
                    (incorporated by reference to Big Buck's Annual Report on
                    Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
            10.19   Security Agreement dated November 20, 1998, by and between
                    Big Buck, Borrower, and Crestmark Bank, Lender (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
            10.20   Amended and Restated Real Estate Mortgage Note dated July
                    27, 1999, by and between Big Buck, Borrower, and Crestmark
                    Bank, Lender (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on August 18, 1999
                    (File No. 0- 20845)).
            10.21   Common Stock Purchase Warrant issued by Big Buck to Seger
                    Financial, Inc., dated November 20, 1998 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
            10.22   Stock Option Agreement between Big Buck and William F.
                    Rolinski, dated December 29, 1998 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March
                    29, 1999 (File No. 0-20845)).
            10.23 Stock Option Agreement between Big Buck and Gary J. Hewett, dated December 29, 1998 (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 29, 1999
                    (File No. 0-20845)).
            10.24   Stock Option Agreement between Big Buck and Anthony P.
                    Dombrowski, dated December 29, 1998 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
            10.25   Form of Warrant Agreement (including Form of Redeemable
                    Class A Warrant) (incorporated by reference to Big Buck's
                    Registration Statement on Form SB-2, filed on April 15, 1996
                    (File No. 333-3548)).
            10.26   Form of Subscription and Investment Representation
                    Agreement, dated December 1995, between Big Buck and Pyramid
                    Partners, LP (including Form of Common Stock Purchase
                    Warrant) (incorporated by reference to Big Buck's
                    Registration Statement on Form SB-2, filed on April 15, 1996
                    (File No. 333-3548)).
            10.27 Non-Exclusive Financing Agreement by and between Big Buck and Private Equity, LLC, dated July 1, 1999.



            10.28   Consulting Agreement by and between Big Buck and Private
                    Equity, LLC, dated September 17, 1999.
            10.29   Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
            10.30   Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
            10.31   Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
            10.32   Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
            10.33   Promissory Note in the principal amount of $37,232.28,
                    issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated
                    June 30, 1999.
            10.34   Promissory Note in the principal amount of $13,500.00,
                    issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated
                    June 30, 1999.
            10.35   Form of Subscription and Investment Representation Agreement
                    for 10% Convertible Subordinated Promissory Note (including form of note).
            10.36   Subscription and Investment Representation Agreement for 10%
                    Convertible Secured Promissory Note executed by Wayne County
                    Employees' Retirement System, dated February 4, 2000.
            10.37   10% Convertible Secured Promissory Note in the principal
                    amount of $5,876,114.74, issued by Big Buck, Maker, to Wayne
                    County Employees' Retirement System, Payee, dated February
                    4, 2000.
            10.38   Amended, Restated and Consolidated Convertible Note in the
                    principal amount of $1,623,885.26, issued by Big Buck,
                    Maker, to Wayne County Employees' Retirement System, Payee,
                    dated February 4, 2000.
            10.39   Common Stock Purchase Warrant issued by Big Buck to Wayne
                    County Employees' Retirement System, dated February 4, 2000.
            16      Letter on Change in Certifying Accountant (incorporated by reference to Big Buck's Current Report on Form 8-K, filed on
                    January 4, 2000 (File No. 0-20845)).
            21      Subsidiaries of Big Buck (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 29, 1999
                    (File No. 0-20845)).
            23.1    Consent of Independent Public Accountants.
            23.2    Consent of Arthur Andersen LLP.
            24      Power of Attorney (included on signature page to Form
                    10-KSB).
            27      Financial Data Schedule.
            99      Cautionary Statement.


      (b)   Reports on Form 8-K

            On October 25, 1999, Big Buck filed a Current Report on Form 8-K relating to its issuance of $650,000 principal amount of convertible subordinated promissory notes. Big Buck filed no other Current Reports on Form 8-K during the quarter ended January 2, 2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan on March 31, 2000.

                                 BIG BUCK BREWERY & STEAKHOUSE, INC.


                                 By /s/ William F. Rolinski
                                        ----------------------------------------
                                        William F. Rolinski
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

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

         Signature                                         Title                                  Date
         ---------                                         -----                                  ----
/s/ William F. Rolinski                     President, Chief Executive Officer and           March 31, 2000
------------------------------------        Director (Principal Executive Officer)
      William F. Rolinski

/s/ Anthony P. Dombrowski                   Chief Financial Officer and Treasurer            March 31, 2000
------------------------------------        (Principal Financial Officer and Principal
      Anthony P. Dombrowski                 Accounting Officer)

/s/ Gary J. Hewett                          Chief Operating Officer, Executive Vice          March 31, 2000
------------------------------------        President and Director
      Gary J. Hewett

/s/ Thomas McNulty                          Director                                         March 31, 2000
------------------------------------
      Thomas McNulty

/s/ Joseph W. Muer                          Director                                         March 31, 2000
------------------------------------
      Joseph W. Muer

/s/ Blair A. Murphy, D.O.                   Director                                         March 31, 2000
------------------------------------
      Blair A. Murphy, D.O.

 /s/ Henry T. Siwecki
------------------------------------        Director                                         March 31, 2000
           Henry T. Siwecki

 /s/ Casimer I. Zaremba
------------------------------------        Director                                         March 31, 2000
           Casimer I. Zaremba

                                INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------
    3.1             Restated Articles of Incorporation (incorporated by
                    reference to Big Buck's Current Report on Form 8-K, filed on
                    October 3, 1997 (File No. 0-20845)).
    3.2             Amended and Restated Bylaws (incorporated by reference to
                    Big Buck's Registration Statement on Form SB-2, filed on
                    April 15, 1996 (File No. 333-3548)).
    10.1            1996 Stock Option Plan (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 23, 1998
                    (File No. 0-20845)).
    10.2            1996 Director Stock Option Plan (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on
                    April 15, 1996 (File No. 333-3548)).
    10.3            1999 Employee Stock Purchase Plan (incorporated by reference to Big Buck's Definitive Schedule 14A (Proxy Statement),
                    filed on October 26, 1999 (File No. 0-20845)).
    10.4            Loan Agreement dated July 28, 1995, by and among Big Buck,
                    William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba,
                    Casimer I. Zaremba and NBD Bank (incorporated by reference to Big Buck's Registration Statement on Form SB-2, filed on
                    April 15, 1996 (File No. 333-3548)).
    10.5            Real Estate Purchase and Leaseback Agreement by and between
                    Eyde Brothers Development Co., Landlord, and Big Buck,
                    Tenant, dated April 11, 1997 (incorporated by reference to
                    Big Buck's Quarterly Report on Form 10-QSB, filed on May 9,
                    1997 (File No. 0-20845)).
    10.6            Lease Agreement by and between Eyde Brothers Development
                    Co., Landlord, and Big Buck, Tenant, dated April 11, 1997
                    (incorporated by reference to Big Buck's Quarterly Report on
                    Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
    10.7            Amendment to Lease Agreement by and between Eyde Brothers
                    Development Co., Landlord, and Big Buck, Tenant, dated March
                    27, 2000.
    10.8            Real Estate Purchase and Leaseback Agreement by and between
                    Michael G. Eyde, Landlord, and Big Buck, Tenant, dated
                    August 1, 1997 (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on August 12, 1997
                    (File No. 0- 20845)).
    10.9            Lease Agreement by and between Michael G. Eyde, Landlord,
                    and Big Buck, Tenant, dated October 1, 1997 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
    10.10           Stock Option Agreement between Big Buck and Michael G. Eyde, dated August 1, 1997 (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 23, 1998
                    (File No. 0-20845)).
   [10.11           Amendment to Lease Agreement by and between Michael G. Eyde,
                    Landlord, and Big Buck, Tenant, dated January 26, 2000.
    10.12           Common Stock Purchase Warrant issued by Big Buck to Michael
                    G. Eyde, dated January 26, 2000.
    10.13           Limited Partnership Agreement by and among BBBP Management
                    Company, Bass Pro Outdoor World, L.P. and Big Buck, dated
                    November 5, 1998 (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on November 12, 1998
                    (File No. 0-20845)).
    10.14           Shareholders' Agreement by and among BBBP Management
                    Company, Bass Pro Outdoor World, L.P. and Big Buck, dated
                    November 5, 1998 (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on November 12, 1998
                    (File No. 0-20845)).



    10.15           Commercial Sublease Agreement by and between Bass Pro
                    Outdoor World, L.P. and Buck and Bass, L.P., dated November
                    5, 1998 (incorporated by reference to Big Buck's Quarterly
                    Report on Form 10-QSB, filed on November 12, 1998 (File No.
                    0-20845)).
    10.16           Common Stock Purchase Warrant issued by Big Buck to Bass Pro
                    Outdoor World, L.P., dated November 5, 1998 (incorporated by reference to Big Buck's Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
    10.17           Loan Agreement dated November 20, 1998, by and between Big
                    Buck, Borrower, and Crestmark Bank, Lender (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
    10.18 Real Estate Mortgage Note dated November 20, 1998, by and between Big Buck, Borrower, and Crestmark Bank, Lender
                    (incorporated by reference to Big Buck's Annual Report on
                    Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
    10.19           Security Agreement dated November 20, 1998, by and between
                    Big Buck, Borrower, and Crestmark Bank, Lender (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
    10.20           Amended and Restated Real Estate Mortgage Note dated July
                    27, 1999, by and between Big Buck, Borrower, and Crestmark
                    Bank, Lender (incorporated by reference to Big Buck's
                    Quarterly Report on Form 10-QSB, filed on August 18, 1999
                    (File No. 0- 20845)).
    10.21           Common Stock Purchase Warrant issued by Big Buck to Seger
                    Financial, Inc., dated November 20, 1998 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
    10.22           Stock Option Agreement between Big Buck and William F.
                    Rolinski, dated December 29, 1998 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March
                    29, 1999 (File No. 0-20845)).
    10.23 Stock Option Agreement between Big Buck and Gary J. Hewett, dated December 29, 1998 (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 29, 1999
                    (File No. 0-20845)).
    10.24           Stock Option Agreement between Big Buck and Anthony P.
                    Dombrowski, dated December 29, 1998 (incorporated by reference to Big Buck's Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
    10.25           Form of Warrant Agreement (including Form of Redeemable
                    Class A Warrant) (incorporated by reference to Big Buck's
                    Registration Statement on Form SB-2, filed on April 15, 1996
                    (File No. 333-3548)).
    10.26           Form of Subscription and Investment Representation
                    Agreement, dated December 1995, between Big Buck and Pyramid
                    Partners, LP (including Form of Common Stock Purchase
                    Warrant) (incorporated by reference to Big Buck's
                    Registration Statement on Form SB-2, filed on April 15, 1996
                    (File No. 333-3548)).
    10.27 Non-Exclusive Financing Agreement by and between Big Buck and Private Equity, LLC, dated July 1, 1999.
    10.28           Consulting Agreement by and between Big Buck and Private
                    Equity, LLC, dated September 17, 1999.
    10.29           Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
    10.30           Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
    10.31           Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
    10.32           Common Stock Purchase Warrant issued by Big Buck to Private
                    Equity, LLC, dated September 17, 1999.
    10.33 Promissory Note in the principal amount of $37,232.28, issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated
                    June 30, 1999.



    10.34           Promissory Note in the principal amount of $13,500.00,
                    issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated
                    June 30, 1999.
    10.35           Form of Subscription and Investment Representation Agreement
                    for 10% Convertible Subordinated Promissory Note (including form of note).
    10.36           Subscription and Investment Representation Agreement for 10%
                    Convertible Secured Promissory Note executed by Wayne County
                    Employees' Retirement System, dated February 4, 2000.
    10.37           10% Convertible Secured Promissory Note in the principal
                    amount of $5,876,114.74, issued by Big Buck, Maker, to Wayne
                    County Employees' Retirement System, Payee, dated February
                    4, 2000.
    10.38           Amended, Restated and Consolidated Convertible Note in the
                    principal amount of $1,623,885.26, issued by Big Buck,
                    Maker, to Wayne County Employees' Retirement System, Payee,
                    dated February 4, 2000.
    10.39           Common Stock Purchase Warrant issued by Big Buck to Wayne
                    County Employees' Retirement System, dated February 4, 2000.
    16              Letter on Change in Certifying Accountant (incorporated by reference to Big Buck's Current Report on Form 8-K, filed on
                    January 4, 2000 (File No. 0-20845)).
    21              Subsidiaries of Big Buck (incorporated by reference to Big
                    Buck's Annual Report on Form 10-KSB, filed on March 29, 1999
                    (File No. 0-20845)).
    23.1            Consent of Independent Public Accountants.
    23.2            Consent of Arthur Andersen LLP.
    24              Power of Attorney (included on signature page to Form
                    10-KSB).
    27              Financial Data Schedule.
    99              Cautionary Statement.
