Form 10QSB
period 2000-04-02
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2000-05-15
CIK 1009652

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/ x / QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

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

         Yes   X    No      .
             -----     ----

         As of May 15, 2000, there were outstanding 5,405,481 shares of common stock, $0.01 par value per share, of the registrant.

                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----
PART I            FINANCIAL INFORMATION ............................................ 1

         ITEM 1   Financial Statements ............................................. 1

                  Balance Sheets as of April 2, 2000 and January 2, 2000 ........... 1

                  Statements of Operations for the three months ended April 2, 2000 and April 4, 1999 ................................................ 2

                  Statements of Cash Flows for the three months ended
                  April 2, 2000 and April 4, 1999 .................................. 3

                  Condensed Notes to Financial Statements .......................... 4

         ITEM 2   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ........................................ 5

PART II           OTHER INFORMATION ................................................ 10

         ITEM 2   Changes in Securities and Use of Proceeds ........................ 10

         ITEM 3   Defaults upon Senior Securities .................................. 10

         ITEM 6   Exhibits and Reports on Form 8-K ................................. 11

SIGNATURES ......................................................................... 12

EXHIBIT INDEX ...................................................................... 13


                                     PART I

ITEM 1         Financial Statements

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                                 BALANCE SHEETS


                                                            April 2, 2000         January 2, 2000
                                                         -------------------    -----------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                                 $          287,734       $        369,228
   Short-term investments                                        3,050,000                      -
   Accounts receivable                                             136,665                233,273
   Inventories                                                     219,595                235,671
   Prepaids and other                                              300,258                318,775
                                                        ------------------       ----------------
           Total current assets                                  3,994,252              1,156,947
PROPERTY AND EQUIPMENT, net                                     19,571,592             19,730,766
OTHER ASSETS, net                                                1,561,725                573,487
                                                        ------------------       ----------------
                                                        $       25,127,569       $     21,461,200
                                                        ==================       ================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                     $        1,179,240       $      2,152,242
   Accrued expenses                                                351,737                451,855
   Current maturities of long-term debt                          2,628,774              2,487,246
                                                        ------------------       ----------------
           Total current liabilities                             4,159,751              5,091,343
LONG-TERM DEBT, less current maturities                         11,215,573              6,721,083
                                                        ------------------       ----------------
           Total liabilities                                    15,375,324             11,812,426
                                                        ------------------       ----------------

MINORITY INTEREST                                                  245,618                147,340

SHAREHOLDERS' EQUITY:

   Common stock, $0.01 par value, 20,000,000
     shares authorized; 5,405,481 and 5,405,481
     shares issued and outstanding                                  54,055                 54,055
   Warrants                                                        153,650                153,650
   Additional paid-in capital                                   14,043,412             13,685,520
   Accumulated deficit                                          (4,744,490)            (4,391,791)
                                                        ------------------       ------------------
           Total shareholders' equity                            9,506,627              9,501,434
                                                        ------------------       ----------------
                                                        $       25,127,569       $     21,461,200
                                                        ==================       ================


      The accompanying notes are an integral part of these balance sheets.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                    ------------------------------------
                                                                       April 2, 2000       April 4, 1999
                                                                    -----------------   ----------------
REVENUE:

   Restaurant sales                                                 $       3,559,541   $      3,165,427
   Wholesale beer and gift shop sales                                          81,234            121,244
                                                                    -----------------   ----------------
         Total revenue                                                      3,640,775          3,286,671
                                                                    -----------------   ----------------

COSTS AND EXPENSES:

   Cost of sales                                                            1,180,980          1,067,582
   Restaurant salaries and benefits                                         1,053,008            989,372
   Operating expenses                                                         771,564            631,171
   Depreciation                                                               190,008            190,566
                                                                    -----------------   ----------------
         Total costs and expenses                                           3,195,560          2,878,691
                                                                    -----------------   ----------------
   Restaurant operating income                                                445,215            407,980
   Preopening expenses                                                              -            127,151
   General and administrative expenses                                        396,917            531,131
                                                                    -----------------   ----------------
   Income (loss) from operations                                               48,298           (250,302)

OTHER INCOME (EXPENSE):

   Interest expense                                                          (361,699)          (215,612)
   Other                                                                      (39,268)            11,164
                                                                             --------          ---------
         Other income (expense), net                                         (400,967)          (226,776)
                                                                    -----------------   -----------------
   Minority interest share of joint venture                                         -              3,289
                                                                    -----------------   ----------------
NET LOSS                                                                  $  (352,699)      $   (473,789)
                                                                    =================   ================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                               $     (0.07)           $ (0.09)
                                                                    =================   ================

WEIGHTED AVERAGE
   SHARES OUTSTANDING                                                       5,405,481          5,285,000
                                                                    =================   ================


The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Three Months Ended         Three Months Ended
                                                                    April 2, 2000             April 4, 1999
                                                               ------------------------  -------------------------
OPERATING ACTIVITIES:

    Net loss                                                         $     (352,669)        $      (473,789)
    Adjustments to reconcile net loss to cash flows used in
       operating activities-
       Depreciation and amortization                                        264,340                 202,089
       Change in operating assets and liabilities:
          Accounts receivable                                                96,608                 106,118
          Inventories                                                        16,076                  37,562
          Prepaids and other                                                 18,517                 (37,220)
          Accounts payable                                                 (973,002)                897,250
          Accrued expenses                                                 (100,118)               (337,207)
    Net cash provided by (used in) operating activities                  (1,030,248)                394,803
                                                                     -------------          ---------------
INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                (30,795)               (733,457)
    Decrease (increase) in other assets                                    (192,650)                 39,605
    Purchase of short-term investments, net                              (3,050,000)               (693,857)
                                                                     --------------         ---------------
    Net cash used in investing activities                                (3,273,445)               (693,852)
                                                                     -------------          --------------
FINANCING ACTIVITIES:
    Proceeds from long-term debt and capital lease obligations            7,700,000                       -
    Proceeds from minority partner                                           98,278                       -
    Payment of deferred financing costs                                    (512,096)                      -
    Payments on long-term debt and capital lease obligations             (3,063,983)                (81,272)
                                                                     -------------          --------------
    Net cash provided by (used in) financing activities                   4,222,199                 (81,272)
                                                                     --------------         ---------------
DECREASE IN CASH                                                            (81,494)               (380,321)

CASH, beginning of period                                                   369,228                 500,236
                                                                     --------------         ---------------
CASH, end of period                                                  $      287,734         $       119,915
                                                                     ==============         ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                    $      377,000         $       233,584
    Income taxes paid                                                             -                       -

NON-CASH TRANSACTION:
    Issuance of common stock, stock options and
    warrants for property and services                               $      357,866                       -


   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                     Condensed Notes to Financial Statements
                                  April 2, 2000

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

         The financial statements for the three months ended April 2, 2000, include the results of operations for the joint venture described in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000.

         The unaudited balance sheet as of April 2, 2000 and the unaudited statements of operations and cash flows for the three months ended April 2, 2000, and April 4, 1999, include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 2, 2000, audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended January 2, 2000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN NON-HISTORICAL FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE BIG BUCK'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN. PLEASE REFER TO BIG BUCK'S ANNUAL REPORT ON FORM 10-KSB, FILED ON MARCH 31, 2000, FOR ADDITIONAL FACTORS KNOWN TO BIG BUCK THAT MAY CAUSE ACTUAL RESULTS TO VARY.

OVERVIEW

Big Buck develops and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouses-TM-." Big Buck currently operates one unit in each of the following cities in Michigan: Gaylord, Grand Rapids and Auburn Hills. Big Buck plans to open a fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open in the second half of 2000, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro Outdoor World, L.P., a premier retailer of outdoor sports equipment.

Future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. Big Buck's present sources of revenue are the Gaylord, Grand Rapids and Auburn Hills units. Big Buck cannot assure you that it will successfully implement its expansion plans, in which case Big Buck will continue to depend on the revenues from the existing units. Big Buck also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that Big Buck's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

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

QUARTERS ENDED APRIL 2, 2000 AND APRIL 4, 1999

The following table is derived from Big Buck's statements of operations and expresses the results from operations as a percent of total revenue:


                                                                       THREE MONTHS ENDED
                                                                   ---------------------
                                                                    April 2,    April 4,
                                                                      2000        1999
                                                                   --------     --------
REVENUE:
   Restaurant sales                                                    97.8%       96.3%
   Wholesale beer and gift shop sales                                   2.2         3.7
                                                                   --------     -------
         Total revenue                                                100.0       100.0
                                                                   --------     -------
COSTS AND EXPENSES:
   Cost of sales                                                       32.4        32.5
   Restaurant salaries and benefits                                    28.9        30.1
   Operating expenses                                                  21.2        19.2
   Depreciation and amortization                                        5.2         5.8
                                                                   --------     -------
         Total costs and expenses                                      87.8        87.6
                                                                   --------     -------
   Restaurant operating income                                         12.2        12.4
   Preopening expenses                                                  -           3.9
   General and administrative expenses                                 10.9        16.2
                                                                   --------     -------
Income (loss) from operations                                           1.3        (7.6)

OTHER INCOME (EXPENSE):
   Interest expense                                                    (9.9)       (6.6)
   Other income (expense), net                                         (1.1)       (0.3)
                                                                   ---------    --------
NET LOSS                                                               (9.7%)     (14.5%)
                                                                   =========    ========


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED APRIL 2, 2000 AND APRIL 4, 1999

REVENUES

Revenues increased 10.8% to $3,640,775 in the quarter ended April 2, 2000, from $3,286,671 in the quarter ended April 4, 1999. The increase was due to increased marketing efforts and unit level promotions during the first quarter of 2000 and the fact the first quarter of 1999 was adversely affected by severe winter weather.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased $113,398 to $1,180,980 in the first quarter of 2000 compared to $1,067,582 for the first quarter of 1999. As a percentage of revenues, cost of sales decreased to 32.4% in the first quarter of 2000 compared to 32.5% for the same quarter in 1999. The slight decrease as a percentage of revenues was the result of improved purchasing and menu engineering offset by rising food prices.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased $63,636 to $1,053,008 in the first quarter of 2000 compared to $989,372 for the first quarter in 1999. The increase was due to higher sales volume. As a percentage of revenues, restaurant salaries and benefits decreased to 28.9% in the first quarter of 2000 compared to 30.1% in the first quarter of 1999. The decrease as a percentage of revenues was the result of higher revenues, which caused improved fixed labor efficiency, along with a reduction in brewery staff.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased $140,393 to $771,564 in the first quarter of 2000 compared to $631,171 for the first quarter of 1999. As a percentage of revenues, operating expenses increased to 21.2% in the first quarter of 2000 as compared to 19.2% for the same period in 1999. The increases were the result of increased marketing expenses and increased unit level promotional expenses.

START-UP COSTS

Start-up costs consist of expenses incurred prior to an opening of a new unit, including, but not limited to, wages and benefits, relocation supplies, advertising expenses and training costs. Start-up costs for the new unit in Grapevine, Texas, were $127,151 for the first quarter of 1999. There were no start-up costs during the first quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $134,214 to $396,917 in the first quarter of 2000 compared to the same quarter in 1999. The decrease was related to the development cost incurred in 1999 for Big Buck's fourth unit in Grapevine, Texas. As a percentage of revenues, these expenses decreased to 10.9% in the first quarter of 2000 as compared to 16.2% for the same quarter in 1999. The decrease as a percentage of revenues reflected the elimination of certain corporate positions, the implementation of a salary reduction for corporate staff and a decrease in professional fees for the quarter.

DEPRECIATION

Depreciation expense decreased $558 to $190,008 in the first quarter of 2000 compared to the first quarter of 1999. As a percentage of revenues, these expenses decreased to 5.2% in the first quarter of 2000 as compared to 5.8% for the same period in 1999. The decrease in these expenses as a percentage of revenues reflected the increase in sales.

INTEREST EXPENSE/INTEREST INCOME

Interest expense increased $146,087 to $361,699 in the first quarter of 2000 compared to the first quarter of 1999. The increase reflected interest paid on outstanding convertible subordinated promissory notes, outstanding convertible secured promissory notes and the notes to NBD Bank and Crestmark Bank. As a percentage of revenues, interest expense increased to 9.9% for the first quarter of 2000 as compared to 6.6% for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Big Buck used $1,030,248 in cash for the quarter ended April 4, 2000, for operating activities and generated $394,803 in cash for the quarter ended April 4, 1999, from operating activities. At April 4, 2000, Big Buck had a working capital deficit of $165,499. In order to fund operations in the short-term, Big Buck intends to use cash provided by the operations of its three existing units.

During the first quarter of 2000, Big Buck generated $195,000 in net proceeds from the private placement of $200,000 principal amount of convertible subordinated promissory notes. In February 2000, Big Buck generated $7,017,000 in net proceeds from the private placement of $7,500,000 principal amount of convertible secured promissory notes. The NBD Bank and Crestmark Bank notes, aggregating $2,945,000, were repaid with the net proceeds of such promissory notes.

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

As of April 2, 2000, Big Buck had contributed $1,753,000 to the limited partnership which will own and operate the Grapevine unit. Big Buck may be required to contribute up to an additional $4.5 million, upon ten business days' notice, to complete construction of the Grapevine unit. Big Buck has available approximately $3.8 million from the WCERS financing to fund the construction of the Grapevine unit. Additionally, the Buck & Bass limited partnership agreement allows for leasing of equipment for the facility, not to exceed $1.5 million. Therefore, Big Buck anticipates that it will be able to meet the contribution requirements of the agreement. However, if funds are not available when required by the joint venture, Big Buck may be in material default under the joint venture agreement.

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

Big Buck granted the following security interests to WCERS in connection with the February 2000 financing: (a) a pledge of Big Buck's limited partnership interest in Buck & Bass, L.P., (b) a pledge of Big Buck's shares of the issued and outstanding common stock of BBBP Management Company, (c) a security interest, assignment or mortgage, as applicable, in Big Buck's interest in all assets (now or hereafter owned), ownership interest, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord site and Auburn Hills site. Big Buck also agreed in connection with such financing that it would not create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness, except for indebtedness incurred in the ordinary course of business not to exceed at any time more than $1.5 million in the aggregate. Any such indebtedness, not in the ordinary course of business or in excess of $1.5 million, requires the approval of WCERS, except that WCERS will approve any indebtedness incurred to repay Big Buck's obligation to WCERS so long as such payment does not materially and adversely affect WCERS. Big Buck also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the convertible note is outstanding or WCERS owns more that 15% of Big Buck's common stock, elect to purchase securities offered by Big Buck, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

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

PART II OTHER INFORMATION

ITEM 2 Changes in Securities and Use of Proceeds Big Buck leases its Auburn Hills site from one of its shareholders, Michael G. Eyde. On January 19, 2000, Big Buck issued a convertible subordinated promissory note in the principal amount of $100,000 to Mr. Eyde. Such note matures on January 1, 2001. It may be converted into 52,115 shares of common stock at a conversion price of $1.9188 per share. On January 26, 2000, Big Buck issued a warrant to purchase 25,000 shares of common stock to Mr. Eyde in connection with Mr. Eyde's provision to Wayne County Employees' Retirement System ("WCERS") of an estoppel letter. Such warrant may be immediately exercised, has an exercise price of $1.8125 per share and expires on January 26, 2003. Pursuant to the Auburn Hills lease agreement, Mr. Eyde may require Big Buck, in certain circumstances, to repurchase the Auburn Hills site for $4,000,000, plus $200,000 for each lease year on a pro rata basis. Mr. Eyde originally had a three-year option to require Big Buck to issue shares of common stock (valued at $5.00 per share) in payment of the repurchase price. In February 2000, the lease agreement was amended to enable Mr. Eyde to exercise such right prior to the expiration of the fourth full lease year and to provide that Mr. Eyde has the option to require Big Buck to issue shares of common stock (valued at $4.00 per share) in payment of such repurchase price.

        On January 27, 2000, Big Buck issued convertible subordinated promissory notes in the aggregate principal amount of $100,000 to two accredited investors. In connection with such private placement, Big Buck paid commissions equal to 5% of the gross proceeds ($5,000) to Private Equity, LLC ("PE"), an investment banking firm. PE assisted Big Buck in placing the convertible subordinated promissory notes. Each note matures on January 1, 2001. Each note may be converted into 26,143 shares of common stock at a conversion price of $1.9125 per share.

        On February 4, 2000, Big Buck issued convertible secured promissory notes in the aggregate principal amount of $7,500,000 to WCERS. In connection with such private placement, Big Buck paid commissions equal to 5% of the gross proceeds ($375,000) to PE. PE assisted Big Buck in placing the convertible secured promissory notes. One such note, in the principal amount of $1,623,885.26, matures on October 1, 2000. It may be converted into 671,026 shares of common stock at a conversion price of $2.42 per share. The other note, in the principal amount of $5,876,114.74, matures on February 1, 2003. It may be converted into 2,428,146 shares of common stock at a conversion price of $2.42 per share. In February 4, 2000, Big Buck also issued a warrant to WCERS as part of the foregoing transaction. Such warrant may be immediately exercised, has an exercise price of $2.00 per share and expires on January 27, 2004.

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

ITEM 3  Defaults upon Senior Securities

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of Big Buck's defaults.

ITEM 6  Exhibits and Reports on Form 8-K

        (a)     Exhibits

        27 Financial Data Schedule

        (b)     Reports on Form 8-K

        The registrant filed the following Current Report on Form 8-K during the quarter ended April 2, 2000: Current Report on Form 8-K filed on January 4, 2000, relating to a change in the registrant's certifying accountant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: May 15, 2000                     By /s/ ANTHONY P. DOMBROWSKI
                                          -------------------------------------
                                          Anthony P. Dombrowski
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

27         Financial Data Schedule