Form 10QSB
period 2000-07-02
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2000-08-16
CIK 1009652

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000


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

         As of August 16, 2000, there were outstanding 5,420,855 shares of common stock, $0.01 par value, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS

                                                                                                               PAGE
PART I            FINANCIAL INFORMATION...........................................................................2

         ITEM 1   Consolidated Financial Statements...............................................................2

                           Consolidated Balance Sheets as of July 2, 2000 and January 2, 2000.....................2

                           Consolidated Statements of Operations for the three months ended July 2, 2000 and July 4, 1999 and for the six months ended July 2, 2000 and July 4, 1999 ...........3

                           Consolidated Statements of Cash Flows for the six months ended July 2, 2000 and July 4, 1999.......................................................................4

                           Consolidated Condensed Notes to Financial Statements...................................5

         ITEM 2            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..............................................................6

PART II           OTHER INFORMATION..............................................................................11

         ITEM 6            Exhibits and Reports on Form 8-K......................................................11

SIGNATURES.......................................................................................................12

EXHIBIT INDEX....................................................................................................13

                                        1

                                     PART I

ITEM 1     Financial Statements

                          BIG BUCK BREWERY & STEAKHOUSE, INC.

                              CONSOLIDATED BALANCE SHEETS

                                                                            July 2, 2000         January 2,  2000
                                                                        --------------------   --------------------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                                                $          349,892       $        369,228
   Short-term investments                                                       1,000,000                      -
   Accounts receivable                                                            154,887                233,273
   Inventories                                                                    230,549                235,671
   Prepaids and other                                                             278,913                318,775
                                                                       ------------------       ----------------
           Total current assets                                                 2,014,241              1,156,947
PROPERTY AND EQUIPMENT, net                                                    21,941,736             19,730,766
OTHER ASSETS, net                                                               1,727,956                573,487
                                                                       ------------------       ----------------
                                                                       $       25,683,933       $     21,461,200
                                                                       ==================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $        2,100,867       $      2,152,242
   Accrued expenses                                                               448,631                451,855
   Current maturities of long-term debt                                         2,618,401              2,487,246
                                                                       ------------------       ----------------
           Total current liabilities                                            5,167,899              5,091,343
LONG-TERM DEBT, less current maturities                                        11,212,939              6,721,083
                                                                       ------------------       ----------------
           Total liabilities                                                   16,380,838             11,812,426
                                                                       ==================       ================

MINORITY INTEREST                                                                 436,884                147,340

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 20,000,000 shares
     authorized; 5,405,481 shares issued and outstanding                           54,055                 54,055
   Warrants                                                                       153,650                153,650
   Additional paid-in capital                                                  14,072,136             13,685,520
   Accumulated deficit                                                         (5,413,630)            (4,391,791)
                                                                       ------------------       ----------------
           Total shareholders' equity                                           8,866,211              9,501,434
                                                                       ------------------       ----------------
                                                                       $       25,683,933       $     21,461,200
                                                                       ==================       ================

        The accompanying notes are an integral part of these balance sheets.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        ------------------                    ----------------
                                                  JULY 2, 2000      JULY 4, 1999       JULY 2, 2000       JULY 4, 1999
                                                  ------------      ------------       ------------       ------------
REVENUE:
   Restaurant sales                              $   3,396,724    $      3,128,104    $   6,956,256      $    6,293,531
   Wholesale beer and gift shop sales                   92,310             127,311           73,542             248,554
                                                 -------------    ----------------    -------------      --------------
         Total revenue                               3,489,034           3,255,415        7,129,807           6,542,085
                                                 -------------    ----------------    -------------      --------------

COSTS AND EXPENSES:
   Cost of sales                                     1,165,479           1,078,486        2,346,456           2,146,068
   Restaurant salaries and benefits                  1,117,884           1,020,323        2,170,888           2,009,694
   Operating expenses                                  794,303             630,156        1,565,864           1,261,323
   Depreciation                                        189,969             202,089          379,977             404,178
                                                  ------------    ----------------    -------------      --------------
         Total costs and expenses                    3,267,635           2,931,054        6,463,185           5,821,263
                                                 -------------    ----------------    -------------      --------------

   Restaurant operating income                         221,399             324,361          666,622             720,822

   Preopening expenses                                  46,332              98,892           46,332             226,043
   General and administrative expenses                 347,547             401,507          744,459             932,644
                                                  ------------      --------------    -------------      --------------

   Loss from operations                               (172,480)           (176,038)        (124,169)           (437,865)

OTHER INCOME (EXPENSE):
   Interest expense                                   (372,488)           (206,881)        (734,187)           (422,493)
   Amortization and other                             (133,390)              5,191         (172,658)              5,549
                                                 -------------    ----------------    -------------      --------------
         Other (expense), net                         (505,878)           (201,690)        (906,845)           (416,944)

   Minority interest share of joint venture              9,175                   5            9,175               3,295
                                                 -------------    ----------------    -------------      --------------

NET LOSS                                         $    (669,183)    $      (377,723)    $ (1,021,839)      $    (851,514)
                                                 ===============    ==============    =============      ==============

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                              $       (0.12)    $         (0.07)    $      (0.19)      $       (0.16)
                                                 ===============    ==============    =============      ==============

WEIGHTED AVERAGE
   SHARES OUTSTANDING                                5,405,481           5,335,170        5,405,481           5,305,085
                                                 ===============    ==============    =============      ==============

     The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended             Six Months Ended
                                                               July 2, 2000                  July 4, 1999
                                                          -----------------------     -----------------------
OPERATING ACTIVITIES:
   Net loss                                                      $    (1,021,839)           $     (851,514)
   Adjustments to reconcile net loss to cash flows used in
     operating activities-
        Depreciation and amortization                                    652,302                   404,178
        Change in operating assets and liabilities:
           Accounts receivable                                            78,386                    92,331
           Inventories                                                     5,122                    43,107
           Prepaids and other                                             39,862                  (126,869)
           Accounts payable                                              (51,375)                1,145,370
           Accrued expenses                                               (3,211)                 (287,261)
                                                                 ----------------           ---------------

                Net cash provided by (used in) operating activities     (300,753)                  419,342
                                                                   -------------            --------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                           (2,590,947)                 (977,966)
   Decrease (increase) in other assets                                  (519,945)                   67,605
   Purchase of short-term investments, net                            (1,000,000)                        -
                                                                 ----------------           --------------

             Net cash used in investing activities                    (4,110,892)                 (910,361)
                                                                 ----------------           ---------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt and capital lease obligations          7,700,000                         -
   Proceeds from sale of common stock                                          -                   249,998
   Payments on long-term debt and capital lease obligations           (3,076,989)                 (124,493)
   Proceeds from minority partner                                        289,544                         -
   Payment of deferred financing costs                                  (520,246)                        -
                                                                 ----------------           --------------

               Net cash provided by financing activities               4,392,309                   125,505
                                                                 ---------------            --------------

DECREASE IN CASH                                                         (19,336)                 (365,514)

CASH, beginning of period                                                369,228                   500,236
                                                                 ---------------            --------------

CASH, end of period                                              $       349,892            $      134,722
                                                                 ===============            ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                 $       749,488            $      423,412
   Income taxes paid                                                           -                         -



   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

              Consolidated Condensed Notes to Financial Statements
                                  July 2, 2000

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

     The financial statements for the three and six months ended July 2, 2000 include the results of operations for the joint venture described in Big Buck's Form 10-KSB for the fiscal year ended January 2, 2000.

     The unaudited balance sheet as of July 2, 2000 and the unaudited statements of operations and cash flows for the three and the six months ended July 2, 2000 and July 4, 1999 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Form 10-KSB for the fiscal year ended January 2, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 2, 2000 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Form 10-KSB for the fiscal year ended January 2, 2000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, ARE SET FORTH AT EXHIBIT 99 TO OUR ANNUAL REPORT ON FORM 10-KSB, FILED ON MARCH 31, 2000, UNDER THE CAPTION "CAUTIONARY STATEMENT."

OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, FORWARD- LOOKING STATEMENTS. ACCORDINGLY, WE CANNOT BE CERTAIN THAT ANY OF THE EVENTS ANTICIPATED BY FORWARD-LOOKING STATEMENTS WILL OCCUR OR, IF ANY OF THEM DO OCCUR, WHAT IMPACT THEY WILL HAVE ON US. WE CAUTION YOU TO KEEP IN MIND THE CAUTIONS AND RISKS DESCRIBED IN OUR CAUTIONARY STATEMENT AND TO REFRAIN FROM ATTRIBUTING UNDUE CERTAINTY TO ANY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THE DOCUMENT IN WHICH THEY APPEAR.

OVERVIEW

Big Buck develops and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." Big Buck currently operates one unit in each of the following cities in Michigan: Gaylord, Grand Rapids and Auburn Hills. Big Buck plans to open a fourth unit in Grapevine, Texas, a suburb of Dallas. Scheduled to open later this year, this unit will be operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro Outdoor World, L.P., a premier retailer of outdoor sports equipment.

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

QUARTERS ENDED JULY 2, 2000 AND JULY 4, 1999

The following table is derived from Big Buck's statements of operations and expresses the results from operations as a percent of total revenue:

                                                                  Three           Three            Six              Six
                                                                 Months           Months          Months          Months
                                                                  Ended           Ended           Ended            Ended
                                                                 July 2,         July 4,         July 2,          July 4,
                                                                  2000             1999            2000            1999
                                                             ---------------  --------------  --------------  ---------------
REVENUE:
   Restaurant sales                                                    97.4%          96.1%          97.6%            96.2%
   Wholesale beer and gift shop sales                                   2.6            3.9            2.4              3.8
                                                               ------------      ---------     ----------     ------------
      Total revenue                                                   100.0          100.0          100.0            100.0
                                                               ------------      ---------     ----------     ------------

COST AND EXPENSES:
   Cost of sales                                                       33.4           33.1           32.9             32.8
   Restaurant salaries and benefits                                    32.0           31.3           30.4             30.7
   Operating expenses                                                  22.8           19.4           22.0             19.3
   Depreciation and amortization                                        5.4            6.2            5.3              6.2
                                                               ------------      ---------     ----------     ------------
      Total costs and expenses                                         93.7           90.0           90.7             89.0
                                                               ------------      ---------     ----------     ------------

   Restaurant operating income                                          6.3           10.0            9.3             11.0

   Preopening expenses                                                  1.3            3.0            0.6              3.5
   General and administrative expenses                                 10.0           12.4           10.4             14.3
                                                               ------------      ---------     ----------     ------------

LOSS FROM OPERATIONS                                                   (4.9)          (5.4)          (1.7)            (6.8)

OTHER INCOME (EXPENSE):
   Interest expense                                                   (10.7)          (6.4)         (10.3)            (6.5)
   Interest income and other                                            3.8            0.2          (2.4)              0.1
                                                               ------------      ---------     ----------     ------------
      Total other income (expense)                                    (14.5)          (6.2)         (12.7)            (6.4)

   Minority interest share of joint venture                             0.3              -            0.1                -

NET LOSS                                                              (19.2)%        (11.6)%        (14.3)%          (13.1)%
                                                               ============      =========     ==========     ============


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2000 AND JULY 4, 1999

REVENUE

Revenue increased 7.2% to $3,489,034 in second quarter 2000 from $3,255,415 in second quarter 1999 and increased 9.0% to $7,129,807 for the first six months of 2000 from $6,542,085 for the first six months of 1999. The increases were due to increased marketing efforts and unit level promotions during the first and second quarters of 2000.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased 8.1% to $1,165,479 in second quarter 2000 compared to second quarter 1999, and increased 9.3% to $2,346,456 for the first six months of 2000 compared to the first six months of 1999. The increases were due mainly to higher revenue. As a percentage of revenue, costs of sales increased to 33.4% in second quarter 2000 compared to 33.1% in second quarter 1999, and increased to 32.9% for the first six months of 2000 compared to 32.8% for the same period in 1999. As a percentage of revenue, the increases were the result of a higher percentage of the sales mix coming from food, which has a higher cost than beer and wine.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 9.6% to $1,117,884 in second quarter 2000 compared to second quarter 1999, and increased 8.0% to $2,170,888 for the first six months of 2000 compared to the first six months of 1999. The increases were due to higher staffing needs for hourly employees in existing units as a result of higher sales volume. As a percentage of revenue, restaurant salaries and benefits increased to 32.0% for second quarter 2000 compared to 31.3% for second quarter 1999, and decreased to 30.4% for the first six months of 2000 compared to 30.7% for the same period in 1999. The increase for the second quarter was due to the added costs of hiring, training new staff and retaining existing staff in a tighter labor market. The decrease for the first six months of 2000 was the result of higher revenue and improved fixed labor efficiency.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 26.0% to $794,303 in second quarter 2000 compared to second quarter 1999, and increased 24.1% to $1,565,864 for the first six months of 2000 compared to the first six months of 1999. As a percentage of revenue, operating expenses increased to 22.8% in second quarter 2000 as compared to 19.4% for second quarter 1999, and increased to 22.0% for the first six months of 2000 compared to 19.3% for the same period in 1999. The increases were due to the additional expenses of unit level promotions and marketing for the purposes of increasing revenue and building customer loyalty.

PREOPENING EXPENSES

Preopening expenses consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. Preopening expenses for the Grapevine unit were $46,332 for second quarter 2000 compared to $98,892 for second quarter 1999. Preopening expenses for the Grapevine unit were $46,332 for first six months of 2000 compared to $226,043 for the first six months of 1999. The decreases were due to Big Buck's redetermination that most of the management staff for the Grapevine unit will come from existing units and hourly staff for the unit will be hired and trained in third quarter 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 13.4% to $347,547 in second quarter 2000 compared to second quarter 1999, and decreased 20.2% to $744,459 for the first six months of 2000 compared to the first six months of 1999. As a percentage of revenue, these expenses decreased to 10.0% in second quarter 2000 compared to 12.3% for second quarter 1999, and decreased to 10.4% for the first six months of 2000 compared to 14.3% for the same period in 1999. The decreases reflected management's focus on reducing corporate overhead costs, including the elimination of certain corporate positions and the implementation of a salary reduction for corporate staff, as well as decreased professional fees and higher sales volume.

DEPRECIATION

Depreciation expense decreased $12,120 to $189,969 in second quarter 2000 compared to second quarter 1999, and decreased $24,201 to $379,977 for the first six months of 2000 compared to the same period in 1999. As a percentage of revenue, depreciation decreased to 5.4% in second quarter 1999 as compared to 6.2% for the same period in 1999, and decreased to 5.3% for the first six months of 2000 from 6.2% for the first six months of 1999. The decreases in depreciation as a percentage of revenue reflected the increase in sales volume.

INTEREST EXPENSE

Interest expense increased 80% to $372,488 in second quarter 2000 compared to second quarter 1999, and increased 73.8% to $734,187 for the first six months of 2000 as compared to the same period in 1999. As a percentage of revenue, interest expense increased to 10.7% for second quarter 2000 compared to 6.4% for second quarter 1999, and increased to 10.3% for the first six months of 2000 compared to 6.5% for the same period in 1999. The increases reflected the additional interest expense on the outstanding convertible subordinate promissory notes.

OTHER INCOME AND EXPENSE

Other income and expense includes interest income, miscellaneous income and amortization expense. Other expenses increased $138,581 during second quarter 2000 as compared to second quarter 1999, and increased $178,207 during the first six months of 2000 as compared to the first six months of 1999. The increases were primarily the result of the amortization of costs from the Wayne County Employees' Retirement System ("WCERS") financing and warrants issued during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Big Buck used $300,753 in cash for the first six months of 2000 for operating activities and generated $419,342 from operating activities for the first six months of 1999. At July 2, 2000, Big Buck had a working capital deficit of $3,162,833. In order to fund operations in the short-term, Big Buck intends to use cash provided by the operations of its three existing units.

During first quarter 2000, Big Buck generated $195,000 in net proceeds from the private placement of $200,000 principal amount of convertible subordinated promissory notes. In February 2000, Big Buck generated $7,017,000 in net proceeds from the private placement of $7,500,000 principal amount of convertible secured promissory notes to WCERS. The NBD Bank and Crestmark Bank notes, aggregating $2,945,000 were repaid with the net proceeds from the WCERS financing.

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

In September 1999, Bass Pro declared the limited partnership agreement of Buck & Bass, L.P. and the commercial sublease agreement for the Grapevine site to be breached and in default due to among other things, Big Buck's failure to make its required capital contribution. In February 2000, Big Buck obtained financing from WCERS which enabled it (a) to repay NBD Bank and Crestmark Bank in full and
(b) to make all required capital contributions and satisfy all subcontractors' liens and claims in connection with the Grapevine unit. In March 2000, Big Buck and Bass Pro agreed in writing to the reinstatement of the limited partnership agreement and the sublease.

Big Buck spent approximately $2.6 million during the first six months of 2000 for construction and equipment for the Grapevine unit. As of July 2, 2000, Big Buck had contributed approximately $3.9 million to the limited partnership which will own and operate the Grapevine unit. Big Buck may be required to contribute up to an additional $2.0 million, upon ten business days' notice, to complete construction of the Grapevine unit. Big Buck has available approximately $1.0 million from the WCERS financing to fund the construction of the Grapevine unit. Big Buck plans to seek short-term debt financing to cover any required capital contribution in excess of available cash. Additionally, the Buck & Bass limited partnership agreement allows for leasing of equipment for the facility, not to exceed $1.5 million. Big Buck anticipates that it will be able to meet the contribution requirements of the agreement. However, if funds are not available when required by the joint venture, Big Buck may be in material default under the joint venture agreement.

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

Big Buck granted the following security interests to WCERS in connection with the February 2000 financing: (a) a pledge of Big Buck's limited partnership interest in Buck & Bass, L.P., (b) a pledge of Big Buck's shares of the issued and outstanding common stock of BBBP Management Company, (c) a security interest, assignment or mortgage, as applicable, in Big Buck's interest in all assets (now or hereafter owned), ownership interest, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord site and Auburn Hills, site. Big Buck also agreed in connection with such financing that it would not create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness, except for indebtedness incurred in the ordinary course of business not to exceed at any time more than $1.5 million in the aggregate. Any such indebtedness, not in the ordinary course of business or in excess of $1.5 million, requires the approval of WCERS, except that WCERS will approve any indebtedness incurred to repay Big Buck's obligation to WCERS so long as such payment does not materially and adversely affect WCERS. Big Buck also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the convertible note is outstanding or WCERS owns more that 15% of Big Buck's common stock, elect to purchase securities offered by Big Buck, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

Big Buck will be required to repay approximately $1.6 million in principal to WCERS in October 2000. To fund the maturity of this debt, Big Buck will be required to obtain additional financing. Big Buck expects to conduct a sale-leaseback of its Gaylord unit to facilitate the repayment of this indebtedness. However, no assurance can be given that Big Buck will be able to obtain financing through this or any other means. If Big Buck fails to obtain funds which would permit the repayment of this note, WCERS, as noted above, would be able to foreclose upon Big Buck's assets. This would materially adversely affect Big Buck's business, financial condition, operating results and cash flows.

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

PART II           OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The registrant filed the following Current Report on Form 8-K during the quarter ended July 2, 2000:
                           Current Report on Form 8-K filed on May 26, 2000, relating to the extension of the expiration date of the registrant's Class A Warrants from June 13, 2000 to December 13, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIG BUCK BREWERY & STEAKHOUSE, INC.


Date: August 16, 2000                       By /s/ Anthony P. Dombrowski
                                               -------------------------
                                                   Anthony P. Dombrowski
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number            Description
--------          -------------

27                Financial Data Schedule