Form 10QSB
period 2000-10-01
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2000-11-15
CIK 1009652

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

      /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

     As of November 15, 2000, there were outstanding 5,454,748 shares of common stock, $0.01 par value, of the registrant.

===============================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I            FINANCIAL INFORMATION...........................................................................2

         ITEM 1   Financial Statements............................................................................2

                           Consolidated Balance Sheets as of October 1, 2000 and January 2, 2000..................2

                           Consolidated Statements of Operations for the three months ended
                           October 1, 2000 and October 3, 1999 and for the nine months ended
                           October 1, 2000 and October 3, 1999 ...................................................3

                           Consolidated Statements of Cash Flows for the nine months ended
                           October 1, 2000 and October 3, 1999....................................................4

                           Consolidated Condensed Notes to Financial Statements...................................5

         ITEM 2   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..............................................................6

PART II           OTHER INFORMATION..............................................................................12

         ITEM 2   Changes in Securities and Use of Proceeds......................................................12

         ITEM 5   Other Information..............................................................................12

         ITEM 6   Exhibits and Reports on Form 8-K...............................................................12

SIGNATURES.......................................................................................................13

EXHIBIT INDEX....................................................................................................14

                                     PART I

ITEM 1.   Financial Statements

                            BIG BUCK BREWERY & STEAKHOUSE, INC.

                                  CONSOLIDATED BALANCE SHEETS

                                                                         October 1, 2000         January 2, 2000
                                                                         ---------------         ---------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                                                $          484,257       $        369,228
   Accounts receivable                                                            308,641                233,273
   Inventories                                                                    346,469                235,671
   Prepaids and other                                                             481,393                318,775
                                                                       ------------------       ----------------
           Total current assets                                                 1,620,760              1,156,947
PROPERTY AND EQUIPMENT, net                                                    24,189,421             19,730,766
OTHER ASSETS, net                                                               1,244,995                573,487
                                                                       ------------------       ----------------
                                                                       $       27,055,176       $     21,461,200
                                                                       ==================       ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $        2,549,295       $      2,152,242
   Accrued expenses                                                               785,016                451,855
   Current maturities of long-term debt                                         2,400,000              2,487,246
                                                                       ------------------       ----------------
           Total current liabilities                                            5,734,311              5,091,343
LONG-TERM DEBT, less current maturities                                        12,873,848              6,721,083
                                                                       ------------------       ----------------
           Total liabilities                                                   18,608,159             11,812,426
                                                                       ==================       ================

MINORITY INTEREST                                                                 483,151                147,340

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 20,000,000 shares
     authorized; 5,454,748 and 5,405,481 shares issued
     and outstanding                                                               54,548                 54,055
   Warrants                                                                       153,650                153,650
   Additional paid-in capital                                                  14,143,899             13,685,520
   Accumulated deficit                                                         (6,388,231)            (4,391,791)
                                                                        -----------------       ----------------
           Total shareholders' equity                                           7,963,866              9,501,434
                                                                       ------------------       ----------------
                                                                       $       27,055,176       $     21,461,200
                                                                       ==================       ================

      The accompanying notes are an integral part of these balance sheets.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                       Nine Months Ended
                                                     ------------------                      -------------------
                                            October 1, 2000      October 3, 1999     October 1, 2000    October 3, 1999
                                            ---------------      ---------------     ---------------    ---------------
REVENUE:

   Restaurant sales                         $       4,336,353   $      3,696,898    $    11,292,609      $    9,990,429
   Wholesale beer and gift shop sales                 124,067            154,666            297,609             403,220
                                            -----------------   ----------------    ---------------      --------------
         Total revenue                              4,460,420          3,851,564         11,590,218          10,393,649
                                            -----------------   ----------------    ---------------      --------------

COSTS AND EXPENSES:
   Cost of sales                                    1,537,874          1,300,148          3,884,330           3,446,216
   Restaurant salaries and benefits                 1,389,193          1,115,275          3,560,081           3,124,969
   Operating expenses                               1,073,641            789,173          2,639,505           2,050,496
   Depreciation                                       214,969            202,089            594,946             606,267
                                            -----------------   ----------------    ---------------      --------------
         Total costs and expenses                   4,215,677          3,406,685         10,678,862           9,227,948
                                            -----------------   ----------------    ---------------      --------------

   Restaurant operating income                        244,743            444,879            911,356           1,165,701

   Preopening expenses                                438,151                  -            484,483             226,043
   General and administrative expenses                350,520            276,214          1,094,979           1,208,858
                                            -----------------   ----------------    ---------------      --------------

   Income (loss) from operations                     (543,928)           168,665           (668,106)           (269,200)

OTHER INCOME (EXPENSE):
   Interest expense                                  (379,012)          (224,385)        (1,113,199)           (646,878)
   Amortization and other                            (109,416)                66           (282,074)              5,615
                                            -----------------   ----------------    ---------------     ---------------
         Other (expense), net                        (488,428)          (224,319)        (1,395,273)           (641,263)

   Minority interest share of joint venture            57,763                  -             66,938               3,295
                                            -----------------   ----------------    ---------------     ---------------

NET LOSS                                    $        (974,593)   $       (55,654)   $    (1,996,441)    $      (907,168)
                                            =================   ================    ===============     ===============

BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                         $           (0.18)   $         (0.01)    $        (0.37)     $        (0.17)
                                            =================   ================    ===============     ===============

WEIGHTED AVERAGE
   SHARES OUTSTANDING                               5,421,972          5,405,481          5,410,978           5,308,390
                                            =================   ================    ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended             Nine Months Ended
                                                                          October 1,2000                October 3,1999
                                                                    -----------------------          -----------------------

OPERATING ACTIVITIES:
   Net loss                                                              $      (1,996,441)            $     (907,514)
   Adjustments to reconcile net loss to cash flows used in
     operating activities-
     Depreciation and amortization                                                 983,025                    606,267
        Change in operating assets and liabilities:
           Accounts receivable                                                     (75,368)                   113,164
           Inventories                                                            (110,798)                    69,805
           Prepaids and other                                                     (162,618)                   (90,756)
           Accounts payable                                                       (202,947)                   962,699
           Accrued expenses                                                        333,161                   (281,293)
                                                                         -----------------             --------------

                Net cash provided by (used in) operating activities             (1,231,986)                   472,718
                                                                         -----------------             --------------

INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                     (4,453,601)                  (984,041)
   Decrease (increase) in other assets                                             (70,683)                    67,605
                                                                         -----------------             --------------

             Net cash used in investing activities                              (4,524,284)                  (916,436)
                                                                         -----------------             --------------

FINANCING ACTIVITIES:
   Proceeds from long-term debt and capital lease obligations                    9,200,000                          -
   Proceeds from sale of common stock                                               22,258                    249,998
   Payments on long-term debt and capital lease obligations                     (3,084,482)                  (206,042)
   Proceeds from minority partner                                                  335,811                          -
   Payment of deferred financing costs                                            (602,288)                         -
                                                                         ------------------            --------------

               Net cash provided by financing activities                         5,871,299                     43,956
                                                                         -----------------             --------------

INCREASE (DECREASE) IN CASH                                                        115,029                   (399,762)

CASH, beginning of period                                                          369,228                    500,236
                                                                         -----------------             --------------

CASH, end of period                                                      $         484,257             $      100,474
                                                                         =================             ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                         $       1,047,885             $      664,851
   Income taxes paid                                                                     -                          -

NONCASH TRANSACTION:
   Issuance of common stock, stock options and
     warrants for property and services                                            386,614                          -
   Conversion of long-term debt to common stock                                     50,000                          -
   Accounts payable assumed for purchase of equipment                              600,000                          -

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

              Consolidated Condensed Notes to Financial Statements
                                 October 1, 2000

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

     The financial statements for the three and nine months ended October 1, 2000 include the results of operations for the joint venture described in Big Buck's Form 10-KSB for the fiscal year ended January 2, 2000.

     The unaudited balance sheet as of October 1, 2000 and the unaudited statements of operations and cash flows for the three and the nine months ended October 1, 2000 and October 3, 1999 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Form 10-KSB for the fiscal year ended January 2, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the January 2, 2000 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Form 10-KSB for the fiscal year ended January 2, 2000.

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

OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, FORWARD-LOOKING STATEMENTS. ACCORDINGLY, WE CANNOT BE CERTAIN THAT ANY OF THE EVENTS ANTICIPATED BY FORWARD-LOOKING STATEMENTS WILL OCCUR OR, IF ANY OF THEM DO OCCUR, WHAT IMPACT THEY WILL HAVE ON US. WE CAUTION YOU TO KEEP IN MIND THE CAUTIONS AND RISKS DESCRIBED IN OUR CAUTIONARY STATEMENT AND TO REFRAIN FROM ATTRIBUTING UNDUE CERTAINTY TO ANY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THE DOCUMENT IN WHICH THEY APPEAR.

OVERVIEW

Big Buck develops and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." Big Buck currently operates one unit in each of the following cities in Michigan: Gaylord, Grand Rapids and Auburn Hills. Big Buck opened a fourth unit in Grapevine, Texas, a suburb of Dallas, on August 31, 2000. This unit is operated by Buck & Bass, L.P. pursuant to a joint venture agreement between Big Buck and Bass Pro Outdoor World, L.P., a premier retailer of outdoor sports equipment.

Future revenue and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. Big Buck's present sources of revenue are the Gaylord, Grand Rapids, Auburn Hills and Grapevine units. Big Buck cannot assure you that it will successfully implement its expansion plans, in which case Big Buck will continue to depend on the revenue from the existing units. Big Buck also faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that Big Buck's expansion strategy is successful, it must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

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

QUARTERS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

The following table is derived from Big Buck's statements of operations and expresses the results from operations as a percent of total revenue:

                                                                 Three            Three           Nine           Nine
                                                                 Months           Months          Months         Months
                                                                  Ended           Ended           Ended           Ended
                                                                October 1,       October 3,     October 1,      October 3,
                                                                  2000             1999            2000            1999
                                                               ----------        --------       --------        --------
REVENUE:

   Restaurant sales                                                97.2%          96.0%          97.4%            96.1%
   Wholesale beer and gift shop sales                               2.8            4.0            2.6              3.9
                                                               ----------        --------       --------        --------
      Total revenue                                               100.0          100.0          100.0            100.0
                                                               ----------        --------       --------        --------

COST AND EXPENSES:
   Cost of sales                                                   34.5           33.8           33.5             33.2
   Restaurant salaries and benefits                                31.1           29.0           30.7             30.1
   Operating expenses                                              24.1           20.5           22.8             19.7
   Depreciation and amortization                                    4.8            5.2            5.1              5.8
                                                               ----------        --------       --------        --------
      Total costs and expenses                                     94.5           88.4           92.1             88.8
                                                               ----------        --------       --------        --------

   Restaurant operating income                                      5.5           11.6            7.9             11.2

   Preopening expenses                                              9.8              -            4.2              2.2
   General and administrative expenses                              7.9            7.2            9.4             11.6
                                                               ----------        --------       --------        --------

INCOME (LOSS) FROM OPERATIONS                                     (12.2)           4.4           (5.8)            (6.8)

OTHER INCOME (EXPENSE):
   Interest expense                                                (8.5)          (5.8)          (9.6)            (6.2)
   Amortization and other                                          (2.5)             -           (2.4)             0.1
                                                               ----------        --------       --------        --------
      Total other income (expense)                                (11.0)          (5.8)         (12.0)            (6.2)

   Minority interest share of joint venture                         1.3              -            0.6                -

NET LOSS                                                          (21.8)%         (1.4)%        (17.2)%           (8.7)%
                                                               ==========        ========       ========        ========

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

REVENUE

Revenue increased 15.8% to $4,460,420 in third quarter 2000 from $3,851,564 in third quarter 1999 and increased 11.5% to $11,590,218 for the first nine months of 2000 from $10,393,649 for the first nine months of 1999. The increases were due to the increased marketing efforts and unit level promotions during 2000 and the additional revenues from the Grapevine unit, which opened on August 31, 2000.

COST OF SALES

Cost of sales, which consists of food, merchandise and brewery supplies, increased 18.3% to $1,537,874 in third quarter 2000 compared to third quarter 1999, and increased 12.7% to $3,884,330 for the first nine months of 2000 compared to the first nine months of 1999. The increases were due mainly to higher revenue from existing units and the additional revenue from the Grapevine unit. As a percentage of revenue, costs of sales increased to 34.5% in third quarter 2000 compared to 33.8% in third quarter 1999, and increased to 33.5% for the first nine months of 2000 compared to 33.2% for the same period in 1999. As a percentage of revenue, the increases were the result of the opening of the Grapevine unit, which is licensed to sell liquor, which has a higher cost of sales than beer or wine.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 24.6% to $1,389,193 in third quarter 2000 compared to same quarter 1999, and increased 13.9% to $3,560,081 for the first nine months of 2000 compared to the first nine months of 1999. The increases were due to higher staffing needs for hourly employees in existing units as a result of higher sales volume, as well as the opening of the Grapevine unit. As a percentage of revenue, restaurant salaries and benefits increased to 31.1% for third quarter 2000 compared to 29.0% for third quarter 1999, and increased to 30.7% for the first nine months of 2000 compared to 30.1% for the same period in 1999. The increases were due to the added costs of hiring and training new staff and retaining current staff in existing units in a competitive labor market, and the opening of the Grapevine unit with higher hourly labor costs due to inefficiencies associated with a newly trained service and kitchen staff.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 36.0% to $1,073,641 in third quarter 2000 compared to third quarter 1999, and increased 28.7% to $2,639,505 for the first nine months of 2000 compared to the first nine months of 1999. As a percentage of revenue, operating expenses increased to 24.1% in third quarter 2000 as compared to 20.5% for third quarter 1999, and increased to 22.8% for the first nine months of 2000 compared to 19.7% for the same period in 1999. The increases were due to the additional expenses of unit level promotions and marketing for the purposes of increasing revenue and building customer loyalty, and the rent expense for the Grapevine unit which opened on August 31, 2000.

PREOPENING EXPENSES

Preopening expenses consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. Preopening expenses for the Grapevine unit were $438,483 for third quarter 2000. There were no preopening expenses in the third quarter of 1999. Preopening expenses were $484,483 for the first nine months of 2000 compared to $226,043 for the first nine months of 1999. The increase was due to the opening of the Grapevine unit on August 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 26.9% to $350,520 in third quarter 2000 compared to third quarter 1999, and decreased 9.4% to $1,094,979 for the first nine months of 2000 compared to the first nine months of 1999. As a percentage of revenue, these expenses increased to 7.9% in third quarter 2000 compared to 7.2% for third quarter 1999, and decreased to 9.4% for the first nine months of 2000 compared to 11.6% for the same period in 1999. The increase in third quarter 2000 was due to the training of additional managers to replace managers who were transferred to the Grapevine unit, as well as the additional general and administrative expenses from the Grapevine unit. The decrease for the nine months reflected the elimination of certain corporate positions, the implementation of a salary reduction for corporate staff, a decrease in professional fees and higher sales volume.

DEPRECIATION

Depreciation expense increased $12,880 to $214,969 in third quarter 2000 compared to third quarter 1999, and decreased $11,321 to $594,946 for the first nine months of 2000 compared to the same period in 1999. As a percentage of revenue, depreciation decreased to 4.8% in third quarter 2000 as compared to 5.2% for the same period in 1999, and decreased to 5.1% for the first nine months of 2000 from 5.8% for the first six months of 1999. The decreases in depreciation as a percentage of revenue reflected the increase in sales volume.

INTEREST EXPENSE

Interest expense increased 68.9% to $379,012 in third quarter 2000 compared to third quarter 1999, and increased 72.1% to $1,113,199 for the first nine months of 2000 as compared to the same period in 1999. As a percentage of revenue, interest expense increased to 8.5% for third quarter 2000 compared to 5.8% for third quarter 1999, and increased to 9.6% for the first nine months of 2000 compared to 6.2% for the same period in 1999. The increases reflected the interest paid on the outstanding convertible subordinated promissory notes, as well as the interest paid on the convertible secured promissory notes issued to Wayne County Employees' Retirement System ("WCERS").

OTHER INCOME AND EXPENSE

Other income and expense includes interest income, miscellaneous income and amortization expense. Other expenses increased $109,482 during third quarter 2000 as compared to third quarter 1999, and increased $287,689 during the first nine months of 2000 as compared to the first nine months of 1999. The increases were primarily the result of the amortization of costs from the WCERS financing and warrants issued during 2000.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Big Buck used $1,231,986 in cash for the first nine months of 2000 for operating activities and generated $472,718 from operating activities for the first nine months of 1999. At October 1, 2000, Big Buck had a working capital deficit of $4,163,551. In order to fund operations in the short-term, Big Buck intends to use cash provided by the operations of its existing units.

FINANCING ACTIVITIES

During first quarter 2000, Big Buck generated $195,000 in net proceeds from the private placement of $200,000 principal amount of convertible subordinated promissory notes. In February 2000, Big Buck generated $7,017,000 in net proceeds from the private placement of $7,500,000 principal amount of convertible secured promissory notes to WCERS. In August 2000, Big Buck generated $1,425,000 from the private placement of $1,500,000 principal amount of a secured promissory note to WCERS. The NBD Bank and Crestmark Bank notes, aggregating $2,945,000, were repaid with the net proceeds from the February WCERS financing. In August 2000, Big Buck loaned $1,500,000 to Buck & Bass, L.P. with the net proceeds from the August WCERS financing and certain working capital.

CAPITAL EXPENDITURES

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

Big Buck spent approximately $4.5 million during the first nine months of 2000 for construction and equipment for the Grapevine unit. As of October 1, 2000, Big Buck had contributed approximately $4.9 million to the limited partnership which will own and operate the Grapevine unit. Big Buck may be required to contribute up to an additional $1.0 million, upon ten business days' notice, to complete construction of the Grapevine unit. Big Buck plans to seek short-term debt financing to cover any required capital contribution in excess of available cash. Additionally, the Buck & Bass limited partnership agreement allows for leasing of equipment for the facility, not to exceed $1.5 million. Big Buck anticipates that it will be able to meet the contribution requirements of the agreement. However, if funds are not available when required by the joint venture, Big Buck may be in material default under the joint venture agreement.

A material default by Big Buck under the joint venture agreement entitles Bass Pro to purchase Big Buck's interest in the joint venture at 40% of book value, thereby eliminating Big Buck's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of Big Buck's interest in the joint venture, at 100% of Big Buck's original cost, by August 31, 2002; provided, however, that Big Buck's interest in the joint venture may not be reduced below 51%.

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

RESTRICTIONS ON FUTURE FINANCING

Big Buck granted the following security interests to WCERS in connection with the debt financing: (a) a pledge of Big Buck's limited partnership interest in Buck & Bass, L.P., (b) a pledge of Big Buck's shares of the issued and outstanding common stock of BBBP Management Company, and (c) a security interest, assignment or mortgage, as applicable, in Big Buck's interest in all assets (now or hereafter owned), ownership interest, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord site and Auburn Hills site. Big Buck also agreed in connection with such financing that it would not create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness, except for indebtedness incurred in the ordinary course of business not to exceed at any time more than $1.5 million in the aggregate. Any such indebtedness, not in the ordinary course of business or in excess of $1.5 million, requires the approval of WCERS, except that WCERS will approve any indebtedness incurred to repay Big Buck's obligation to WCERS so long as such payment does not materially and adversely affect WCERS. Big Buck also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the convertible note is outstanding or WCERS owns more that 15% of Big Buck's common stock, elect to purchase securities offered by Big Buck, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party. In addition, Big Buck assigned the note it received from Buck
& Bass, L.P. to WCERS as security for the indebtedness evidenced by the note Big Buck issued to WCERS in August 2000.

EXTENSION OF WCERS NOTE

Pursuant to the original terms of the amended, restated and consolidated convertible note in the principal amount of $1,623,885, issued by Big Buck to WCERS on February 4, 2000, Big Buck would have been required to repay such principal amount to WCERS on October 1, 2000. On October 20, 2000, Big Buck and WCERS agreed to extend the maturity date of such note through October 1, 2002.

CONVERTIBLE SUBORDINATED PROMISSORY NOTES

Big Buck must repay the holders of its outstanding convertible subordinated promissory notes. As of November 15, 2000, such securities had the following terms and conditions:

         Principal                  Date of             Maturity              Shares Issuable            Conversion
         Amount                     Issuance             Date                 Upon Conversion              Price
    -----------------           -----------------   -----------------      -----------------------   ------------------
         $100,000                   10-08-99           10-07-00                   65,565                  $1.5252
         $250,000                   10-11-99           10-01-00                  169,468                  $1.4752
         $250,000                   10-11-99           10-01-00                  169,468                  $1.4752
         $100,000                   11-17-99           11-01-00                   41,233                  $2.4252
         $100,000                   01-19-00           01-01-01                   52,115                  $1.9188
         $ 50,000                   01-27-00           01-01-01                   26,143                  $1.9125
         $ 25,000                   01-27-00           01-01-01                   13,071                  $1.9125

On September 29, 2000, Big Buck issued 33,893 shares of common stock pursuant to the conversion of a $50,000 convertible subordinated promissory note issued on October 11, 1999. On October 5, 2000, Big Buck repaid $25,000 of principal on a $50,000 convertible subordinated promissory note issued on January 27, 2000.

To fund the maturity of the outstanding convertible subordinated promissory notes, including the $700,000 of principal due and payable as of November 15, 2000, Big Buck will be required to obtain additional financing or refinance the notes. However, no assurance can be given that Big Buck will be able to obtain the required funds or refinance the notes, which could materially adversely affect Big Buck's business, financial condition, operating results and cash flows.

PART II           OTHER INFORMATION

ITEM 2            Changes in Securities and Use of Proceeds

                  (c) On September 29, 2000, Big Buck issued 33,893 shares of common stock pursuant to the conversion of a $50,000 convertible subordinated promissory note issued to an accredited investor on October 11, 1999. Big Buck described the issuance of the note itself in its Annual Report on Form 10-KSB for the year ended January 2, 2000.

                           The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipient of such securities received, or had access to, material information concerning Big Buck, including, but not limited to, Big Buck's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. Other than as described in Big Buck's Annual Report on Form 10-KSB for the year ended January 2, 2000, no underwriting commission or discounts were paid with respect to the issuance of such securities.

ITEM 5            Other Information

                  On November 3, 2000, Gary J. Hewett, Chief Operating Officer, Executive Vice President and a director of Big Buck, resigned from the foregoing positions. Big Buck is currently seeking a replacement for the position of Chief Operating Officer.

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.1 Promissory Note and Security Agreement by and between Big Buck and Buck & Bass,
                                    L.P., dated August 23, 2000.

                           10.2 Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to
                                    Wayne County Employees' Retirement System, dated August 21, 2000.

                           27       Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           Big Buck filed the following Current Report on Form 8-K during the quarter ended October 1, 2000: Current Report on Form 8-K filed on September 1, 2000, relating to the opening of the Grapevine unit.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIG BUCK BREWERY & STEAKHOUSE, INC.


Date: November 15, 2000             By /s/ Anthony P. Dombrowski
                                    -------------------------------
                                          Anthony P. Dombrowski
                                          Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit
         Number            Description
        --------          --------------
         10.1              Promissory Note and Security Agreement by and between Big Buck and Buck & Bass, L.P., dated
                           August 23, 2000.

         10.2              Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne
                           County Employees' Retirement System, dated August 21, 2000.

         27                Financial Data Schedule.