Form 10KSB
period 2000-12-31
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2001-04-02
CIK 1009652

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

  UNITS (EACH CONSISTING OF ONE SHARE OF COMMON STOCK, $0.01 PAR VALUE, AND ONE REDEEMABLE CLASS A WARRANT TO PURCHASE ONE SHARE OF COMMON STOCK), COMMON STOCK
   ($0.01 PAR VALUE) AND REDEEMABLE CLASS A WARRANTS TO PURCHASE COMMON STOCK
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenues for its most recent fiscal year were $16,638,283.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 15, 2001, was approximately $3,982,439.

         As of March 15, 2001, the issuer had outstanding 5,797,968 shares of Common Stock and 2,550,000 Class A Warrants.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

           PORTIONS TO BE FILED BY AMENDMENT PURSUANT TO RULE 12b-25

Item 6- Management's Discussion and Analysis or Plan of Operation.
Item 7- Financial Statements.

                                                      TABLE OF CONTENTS



PART I   ...................................................................................................     1

         Item 1   Description of Business...................................................................     1
         Item 2   Description of Property...................................................................     8
         Item 3   Legal Proceedings..........................................................................   12
         Item 4   Submission of Matters to a Vote of Security Holders........................................   12

PART II .....................................................................................................   14

         Item 5   Market for Common Equity and Related Shareholder Matters...................................   14
         Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   15

PART III ....................................................................................................   16

         Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                  of the Exchange Act........................................................................   16
         Item 10  Executive Compensation.....................................................................   18
         Item 11  Security Ownership of Certain Beneficial Owners and Management.............................   20
         Item 12  Certain Relationships and Related Transactions.............................................   22
         Item 13  Exhibits, List and Reports on Form 8-K.....................................................   23

SIGNATURES...................................................................................................   24

INDEX TO EXHIBITS............................................................................................   26

                                                              i

         THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, ARE SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- CAUTIONARY STATEMENT."

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

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

OVERVIEW

         We develop and operate microbrewery/restaurants under the name "Big Buck Brewery & SteakhouseSM." We currently operate one unit in each of the following cities in Michigan: Gaylord, Grand Rapids and Auburn Hills. In addition, we opened a fourth unit in Grapevine, Texas, a suburb of Dallas, in August 2000. This unit is owned and operated by Buck & Bass, L.P. pursuant to our joint venture agreement with Bass Pro Outdoor World, L.L.C., a premier retailer of outdoor sports equipment. Subject to obtaining the necessary financing, we plan to open our next unit in Nashville, Tennessee, adjacent to the Grand Ole Opry.

         Big Buck Brewery & Steakhouses offer a casual dining atmosphere featuring moderately priced steaks, ribs, chicken, fish, pasta and other food and a distinctive selection of beers which are microbrewed on site. Each unit features a two-story stainless and copper microbrewery, contained behind glass walls, that serves as an integral part of the restaurant "theme." Big Buck Brewery & Steakhouses feature over ten beers ranging from a light golden ale to a dark full-bodied stout, designed to satisfy the tastes of a broad spectrum of customers. We also produce wines in Michigan under the label "Auburn Hill Winery."

         We were incorporated under the Michigan Business Corporation Act in November 1993, as Michigan Brewery, Inc. All references to us herein include our subsidiaries, unless otherwise noted. Our executive office is located at 550 South Wisconsin Street, Gaylord, Michigan 49734. Our telephone number is (517) 731-0401.

BUSINESS STRATEGY -- EXPANSION PLANS

         We intend to develop and open units throughout the upper Midwest, the Southeast and eventually across the United States, using our Auburn Hills unit as a model.

GRAPEVINE

         In August 2000, we opened the fourth Big Buck Brewery & Steakhouse. This unit is located in Grapevine, Texas, a suburb of Dallas, and is owned and operated by Buck & Bass pursuant to our joint venture agreement with Bass Pro. In September 1999, Bass Pro declared the limited partnership agreement of Buck & Bass and the commercial sublease agreement for the Grapevine site to be breached and in default due to, among other things, our failure to make our required capital contribution. In February 2000, we made all required capital contributions and satisfied all subcontractors' liens and claims. In March 2000, we agreed with Bass Pro in writing to the reinstatement of the limited partnership agreement and the sublease. In August 2000, we generated approximately $1.4 million from the private placement of a $1.5 million secured promissory note to Wayne County Employees' Retirement System ("WCERS"). We used these funds and working capital to lend $1.5 million to Buck & Bass in August 2000. These funds were applied by Buck & Bass to the construction of the Grapevine unit.

         During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit. In February 2001, as guarantor of the obligations of Buck & Bass, we arranged to have filed of record a bond with respect to each lien for which we had received notice. In March 2001, we obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. We are in the process of negotiating with such contractors. However, we cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement.

         The existence of such encumbrances and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

NASHVILLE

         In November 2000, we executed a lease with Opry Mills Limited, a division of the Mills Corporation, for a fifth unit. This unit will be located in Nashville, Tennessee, adjacent to the Grand Ole Opry. Subject to obtaining the necessary financing, we plan to open this unit in the fall of 2001.

FUTURE LOCATIONS

         We plan to explore the possibility of expanding our relationship with Mills Corporation to develop and open Big Buck Brewery & Steakhouses adjacent to Bass Pro Outdoor World superstores in several other cities, including, but not limited to, each of the following markets: Atlanta, Ft. Lauderdale and the Washington, D.C. area. We cannot assure you that we will enter into agreements to develop and open additional units. We must raise substantial proceeds to finance any expansion. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         We will select sites for future units after consideration of various strategic, regulatory, physical and demographic attributes. We believe that locations like that of the Gaylord unit, adjacent to a major expressway; the Grand Rapids unit, located on a street with an average daily vehicle count of approximately 52,000; and the Auburn Hills and Grapevine units, accessible to residents of major metropolitan areas, significantly increase restaurant patronage. We will also review other demographic attributes of potential communities into which we may expand. These attributes include traffic counts, population, sales tax revenues, alcohol consumption and hotel capacity and occupancy rates. In addition, we will consider the laws of each state applicable to us before expanding into any new state. We expect that units located in metropolitan areas will be larger and achieve higher revenues than those located outside metropolitan areas.

RESTAURANT OPERATIONS

         GENERAL. Big Buck Brewery & Steakhouses offer craftbrewed beer brewed on site along with a menu featuring steaks, ribs, chicken, fish, pasta and other food in a unique, architecturally spacious setting. Our units offer over ten different types of beers ranging from a light golden ale to a full-bodied stout. We attempt to create an exciting yet casual restaurant where patrons can have fun and feel comfortable.

         DESIGN AND LAYOUT. Big Buck Brewery & Steakhouses are built around the microbrewery theme and feature large, open and visually stimulating dining areas, highlighted by gleaming stainless steel and copper brewing equipment. Each unit's interior follows the same motif with a warm, cozy atmosphere utilizing soft lighting and Amish furniture. The menu and beer styles are the same at each unit. We intend to use the Auburn Hills unit as a model for future units.

         o The Gaylord unit features a 4,000 square foot dining area and a 1,600 square foot bar area, with combined seating capacity of approximately 420. It is decorated with a rustic wood-finished interior, mounted deer racks, 36-foot high vaulted ceilings and warm lighting. The specially commissioned Amish hand-carved wooden furniture and overhead genuine Tennessee whisky barrel lighting fixtures add character to the building's decor. The layout is flexible, permitting tables to be rearranged to accommodate customer demand. A wall of television sets, including a ten-foot screen television set, adjacent to the bar area provides customers the opportunity to watch sporting and other special events. The friendly and attentive staff, on-site brewing, summertime outdoor seating and live music are designed to create an appealing atmosphere for lunch, dinner and bar customers.

         o The Grand Rapids unit's seating capacity is approximately 250 in the restaurant and bar combined. The brewing and fermenting tanks of this unit front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000.

         o The Auburn Hills unit, which houses a 15-barrel brewing system, encompasses approximately 26,700 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650. This unit is accessible to Detroit metro area residents.

         o The Grapevine unit, which is located between Bass Pro Outdoor World, a premier retailer of outdoor sports equipment, and Embassy Suites Outdoor World Hotel and Convention Center on Bass Pro Drive, encompasses approximately 20,500 square feet including brewery, bar and restaurant. This unit has a total seating capacity of approximately 500 and is accessible to Dallas/Fort Worth metro area residents.

         MENU AND PRICING. The menu at each unit consists of appetizers, soups, meal-sized salads, and entrees, including steaks, ribs, chicken, fish, pastas as well as a variety of desserts. Management analyzes menu items for popularity, profitability and ease of preparation. The menu items are selected to complement our craftbrewed beers. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees range in price from $6.99 to $22.99 with an average entree price of $12.99. During 2000, sales of alcohol, including beer and wine, accounted for 17.5%, 20.1%, 19.7% and 24.1% of the Gaylord, Grand Rapids, Auburn Hills and Grapevine unit sales, respectively.

         CUSTOMERS. We believe our restaurants appeal to a wide range of customers and will draw clientele from throughout the region in which they are located. We believe our patrons, who may order one of our beers with a meal or sample one of our beers at the bar, have developed a loyalty to one of our distinctive beers for a variety of reasons including:

         o the opportunity to identify their favorite beer with their local unit,

         o the opportunity to sample any of the handcrafted beers available at the units and to select a favorite beer, and

         o        the quality of our beer.

         Increased customer loyalty to our beers results in repeat business at each unit, thereby increasing revenues from restaurant operations.

BREWING OPERATIONS

         GENERAL. The brewery at the Gaylord unit presently has the capacity to brew 10,000 barrels of beer per year, and is designed to produce 20,000 barrels per year with the installation of additional fermentation tanks. The Grand Rapids unit features a 7.5-barrel brewing system that can produce 7,000 barrels per year with the installation of additional fermentation tanks. The Auburn Hills unit features a 15-barrel brewing system that can produce 15,000 barrels per year with the installation of additional fermentation tanks. The Grapevine unit features a 15-barrel brewing system that can produce 15,000 barrels per year with the installation of additional fermentation tanks. Future units will be built with initial brewing capacities of 2,000 to 5,000 barrels of beer per year and are expected to have production capacities of 7,000 to 15,000 barrels per year with the installation of additional fermentation tanks. We intend to purchase and install additional fermentation tanks as demand for our beers requires increased production. Each existing brewery has been, and each future brewery will be, custom-designed to be integrated into the restaurant layout in an efficient and aesthetically pleasing manner.

         PROMOTION OF PRODUCTS WITHIN LOCAL MARKETS. We market our beer locally with the use of point of sale materials as well as several forms of other promotional materials including coasters, tap handles and color brochures. These items are, for the most part, used by retailers to promote our beers within their establishment. In addition, we offer guided tours of our units to further increase consumer awareness of our beers. We believe that our educational and promotional methods are more effective in communicating with consumers than broad-based, less flexible, national beer advertising campaigns.

         BREWING EQUIPMENT. Our brewing equipment was designed and built by J.V. Northwest, Inc. of Wilsonville, Oregon, and is automated wherever possible. The Gaylord unit's system begins with a 47-foot tall, stainless steel grain silo fabricated to replicate a giant beer bottle. The silo is painted "beer bottle brown" and the label was hand painted by a commissioned artist. The Gaylord unit houses a 20-barrel mash tun; lauter tun; a brew kettle; 50-barrel hot liquor tank; 50-barrel cold liquor tank; six 40-barrel fermenters; three 80-barrel fermenters; two 40-barrel conditioning tanks and seven 10-barrel bright beer serving tanks. Filtering is done through a diatomaceous earth filtering system which removes yeast and other naturally occurring material resulting in a clear final product. The brewery permits the production of a wide range of beer styles which can be adapted to market demand for various beer styles today and into the future. The Grand Rapids unit features a 7.5-barrel brewing system with four 15-barrel fermenters and five 15-barrel conditioning tanks which also serve as bright beer serving tanks. The Auburn Hills unit features a 15-barrel brewing system with seven 30-barrel fermenters and twelve 15-barrel conditioning tanks which also serve as bright beer serving tanks. The Grapevine unit features a 15-barrel brewing system with five 30-barrel fermenters and sixteen 15-barrel conditioning tanks which also serve as bright beer serving tanks. We contemplate that we will use similar equipment at all breweries built in future units.

         QUALITY CONTROL. Quality control of each brewery is under the supervision of our brewmaster. As with the current units, each future brewery will contain a laboratory to monitor and maintain quality assurance in the brewing and packaging processes.

         INGREDIENTS AND RAW MATERIALS. We currently purchase our malted barley from market sources on a competitive bid basis. Raw materials such as hops are available from multiple sources at competitive prices. We also use competitive sources for our supply of packaging materials such as bottles, labels, six pack carriers and shipping cases.

BREWING PROCESS

         Beer is made primarily from four natural ingredients: malted barley, hops, yeast and water. We use only the finest barley, primarily two row, in our production. The universal spice of beer is hops. Hops, like the grapes used in wine, are varietal. Brewers select hops based on specific varieties grown in select areas around the world. Some hop varieties are selected for their bittering qualities, while others are chosen for their ability to impart distinctive aromas to the beer. Yeast is a uni-cellular organism whose metabolism converts sugar into alcohol and carbon dioxide. We use only specially selected yeast. The entire brewing process from mashing through filtration typically is completed in 14 to 21 days, depending on the formulation and style of the beer being brewed.

BEER VARIETIES

         We believe that our diverse and high quality beer varieties encourage the trial of new beer and, over time, help to create more knowledgeable and sophisticated beer drinkers. Our beers cover a full range of flavors from very light, to medium, to very dark and heavy.

WINE

         We are also licensed under Michigan law as a "small wine maker." A small wine maker in Michigan is licensed to produce not more than 50,000 gallons of wine per year.

SALES AND MARKETING

         We advertise primary through four-walls marketing, including the use of table tents, in-house promotions and other events to build customer loyalty. We strive to provide our customers with a dining experience that will encourage repeat business and promote "word-of-mouth" advertising. To supplement our service-oriented marketing efforts, we sell merchandise, including hats, t-shirts, sweatshirts and other items bearing the Big Buck Brewery & Steakhouse name and logo. During 2000, we incurred approximately $640,000 in four-walls marketing expenses. Pursuant to our former marketing strategy, we fulfilled contractual obligations in existence during 2000 in connection with existing billboard, radio and print ads. Such expenses aggregated approximately $63,000.

COMPETITION

         RESTAURANT COMPETITORS. The restaurant industry is highly competitive with respect to price, service, location and food quality, including taste, freshness and nutritional value. New restaurants have a high failure rate. New restaurants generally experience a decline in revenue growth, or in actual revenues, following a period of excitement that accompanies their opening. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and unavailability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which we have no control. We face numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than we do. We also compete with a large variety of locally owned restaurants, diners, and other establishments that offer moderately priced food to the public and with other microbrewery restaurants in a highly competitive microbrewery and brewpub restaurant market. Other restaurants and companies could utilize the Big Buck Brewery & Steakhouse format or a related format. We cannot assure you that we will be able to respond to various competitive factors affecting the restaurant industry.

         BREWING INDUSTRY COMPETITORS. The domestic beer market is highly competitive due to:

         o the enormous advertising and marketing expenditures by national and major regional brewers,

         o the proliferation of microbreweries, regional craft breweries, brewpubs, and other small craftbrewers,

         o the introduction of fuller-flavored products by certain major national brewers, and

         o a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers.

         We cannot assure you that demand for craftbrewed beers will continue. We anticipate intensifying competition in the craftbrewed and fuller-flavored beer markets. Most of our brewing competitors possess greater financial, marketing, personnel and other resources than we do. We cannot assure you that we will be able to succeed against intensified competition in the craftbrewed and fuller-flavored beer markets.

GOVERNMENT REGULATION

         BEER AND WINE REGULATION. A significant percentage of our revenue is derived from beer and wine sales. Total sales of alcohol, including beer and wine, accounted for 20.1% of our revenues during 2000. We must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where our units are, or will be, located. Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling our beer or producing and selling our wine. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

         RESTAURANT REGULATION. The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We are subject to regulation by air and water pollution control divisions of the Environmental Protection Agency of the United States and by certain states and municipalities in which our units are, or will be, located. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government mandated health insurance, over which we have no control. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

         DRAM-SHOP LAWS. We are subject to "dram-shop" laws in Michigan and Texas. We will also become subject to such statutes in other states, if any, into which we expand. These laws generally provide someone injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. However, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on our business, operating results, cash flows and financial condition.

         STATE LIQUOR LAWS. We are licensed under Michigan law as a "microbrewery." A microbrewery in Michigan is limited to the production of not more than 30,000 barrels of beer per year by all breweries owned or controlled by the same entity, whether within or outside Michigan. Without a change in current law, we intend to limit our sales of beer off-site so as to reserve our brewing capacity for sales of beer on-site, which provide us substantially higher margins, but do not reach the same customer base. We cannot assure you that legislation raising the barrelage ceiling will pass, that any such legislation will pass in a form which would facilitate our expansion plans, or that, if such legislation is not passed, we will be able to become licensed to brew in excess of 30,000 barrels of beer per year. Based on production at our units during 2000, we believe we could operate up to approximately 12 units at historical production levels without exceeding the 30,000 barrel production ceiling.

         We are also licensed under Michigan law as a "small wine maker." A small wine maker in Michigan is limited to the production of not more than 50,000 gallons of wine per year.

         Buck & Bass is licensed as a "brewpub" in Texas. A brewpub in Texas is limited to the production of not more than 5,000 barrels of malt liquor, ale, and beer for each licensed brewpub established, operated, or maintained in Texas by the holder of the brewpub license. A brewpub is also licensed to sell hard liquor.

         Assuming we open our planned Nashville unit, we would likely operate under a Tennessee law that permits the manufacture and retail sale of beer for on site consumption on the same premises in an amount limited to not more than 5,000 barrels of beer or other alcoholic beverage of alcohol content not greater than 5% by weight.

         State liquor laws may prevent or impede our expansion into certain markets. While we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining required licenses, permits or approvals could delay or prevent the opening of a unit in a particular area. In addition, changes in a jurisdiction's legislation, regulations or administrative interpretations of liquor laws after the opening of a unit may prevent or hinder our expansion or operations in that jurisdiction or increase our operating costs.

         EXCISE TAXES. The federal government imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11.00 per barrel on its first 60,000 barrels produced annually. We cannot assure you that the federal government will not reduce or eliminate this credit. If our production increases to amounts over 60,000 barrels per year, our average federal excise tax rate will increase. Michigan imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan. However, each brewer that is a "microbrewery" under Michigan law is granted a microbrewer's excise tax credit in the amount of $2.00 per barrel. If our production increases to amounts over 30,000 barrels per year, our average Michigan excise tax rate will increase. Buck & Bass is subject to excise taxes under Texas law. Excise taxes in Texas are $6.14 per barrel for ale and malt liquor, and $6.00 per barrel for beer. However, Texas grants a 25% tax exemption for manufacturers of beer whose annual production in Texas does not exceed 75,000 barrels of beer per year. As a result, Buck & Bass faces an effective excise tax of $4.50 per barrel for beer. If production of beer increases to an amount over 75,000 barrels per year in Texas, the average Texas excise tax rate of Buck & Bass will increase.

         We are also subject to federal and state excise taxes on the wine we sell in our Michigan units. The federal government imposes an excise tax, which is determined by wine gallon sold. For still wines containing not more than 14% of alcohol by volume the rate is $1.07 per wine gallon; for still wines containing more than 14% but not exceeding 21% of alcohol by volume, the rate is $1.57 per wine gallon; for still wines containing more than 21% but not more than 24% of alcohol by volume, the rate is $3.15 per wine gallon; for champagne and other sparkling wines the rate is $3.40 per wine gallon; and for artificially carbonated wines, the rate is $3.30 per wine gallon. Persons who produce not more than 250,000 wine gallons of wine during the calendar year are granted a federal tax credit of $0.90 per wine gallon on the first 100,000 wine gallons of wine, but not for champagne and other sparkling wines. This credit is reduced by one percent for each 1,000 wine gallons of wine produced in excess of 150,000 wine gallons of wine during the calendar year. Michigan also imposes an excise tax per liter of wine sold, with an excise tax rate of $0.135 per liter for wine at or under 16% alcohol content, and $0.20 per liter for wine above 16% alcohol content.

         Assuming we open our planned Nashville unit, we will become subject to excise taxes under Tennessee law. Excise taxes in Tennessee are $3.90 per barrel for alcoholic beverages not more than 5% alcohol by weight, and $4.00 per gallon for alcoholic beverages more than 5% alcohol by weight.

         Other states and municipalities into which we may expand also impose excise or other taxes or special charges on alcoholic beverages in varying amounts, which amounts are subject to change. It is possible that the rate of excise taxation could be increased by either federal or state governments, or both. Increased excise taxes on alcoholic beverages have been considered by the federal government as an additional source of tax revenue in connection with various proposals and could be included in future legislation. Future increases in excise taxes on alcoholic beverages, if enacted, could adversely affect our business, operating results, cash flows and financial condition.

EMPLOYEES

         At December 31, 2000, we employed 568 persons at our units, including approximately 168 full-time employees. Of our total number of employees, 31 served as restaurant management personnel, 9 served in executive and corporate administrative capacities, and the remainder were hourly personnel. No employee is covered by a collective bargaining agreement and we have never experienced an organized work stoppage, strike or labor dispute. We consider relations with our employees to be satisfactory.

TRADEMARKS AND SERVICE MARKS

         We claim trademark and service mark rights to, and ownership in, a number of marks including, but not limited to, BIG BUCK BREWERY & STEAKHOUSE and BIG BUCK BEER. Our service mark for BIG BUCK BREWERY & STEAKHOUSE expires in September 2007 and our trademark for BIG BUCK BEER expires in March 2007. We cannot assure you that our marks will be enforceable against prior users in the areas where we conduct, or will conduct, our operations. We regard our marks as having substantial value and as being an important factor in the marketing of our microbrewery restaurants and beer. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

ITEM 2 DESCRIPTION OF PROPERTY

GAYLORD

         We own the Gaylord unit, including the real property on which it is located. See "Description of Business -- Restaurant Operations" for a description of the Gaylord unit. As of March 15, 2001, we owed WCERS approximately $9.0 million. A first priority lien in favor of WCERS on all of our assets, including the Gaylord unit, our leasehold interest in the Auburn Hills unit and all of our other assets, now or hereafter acquired, secures this indebtedness.

GRAND RAPIDS AND AUBURN HILLS

GRAND RAPIDS

         We purchased the Grand Rapids site in December 1996. The site included an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids unit opened in March 1997.

         In April 1997, we sold the Grand Rapids site, including all improvements thereto, to an entity owned by one of our shareholders, Eyde Brothers Development Co., pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, we lease the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. The lease may be extended at our option for up to two additional five-year terms. In addition to the annual base rent, we are obligated to pay an annual percentage rent in the amount of 5% on gross sales at the site in excess of $2.9 million per year. In March 2000, the lease was amended to adjust the gross sales level over which annual percentage rent is payable to $1.5 million per year. Annual percentage rent is required whether or not the Grand Rapids unit is profitable. If we are required to pay annual percentage rent, the funds available to us for working capital and expansion plans will be reduced. During 2000, we paid average effective annual base rent of $17.07 per square foot at the Grand Rapids unit.

AUBURN HILLS

         We purchased the Auburn Hills site in August 1996. The site is just off of Interstate 75 at exit 79. The unit constructed on this site encompasses approximately 26,700 square feet including brewery, bar and restaurant. Seating capacity is approximately 650 for the restaurant and bar combined. The Auburn Hills unit opened in October 1997.

         In August 1997, we entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site to one of our shareholders, Michael G. Eyde, for $4.0 million. In connection with this transaction, we granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of our common stock to Mr. Eyde. We lease the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000, over a 25-year term. The lease may be extended at our option for up to two additional ten-year terms. In addition to the annual base rent, we are obligated to pay an annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year. We were required to pay Mr. Eyde annual percentage rent of $46,000 and $17,970 based upon annual gross sales for the first and third years of the lease term, respectively. Annual gross sales for the second year of the lease term did not exceed $8.0 million. Annual percentage rent is required whether or not the Auburn Hills unit is profitable. If we are required to pay annual percentage rent, the funds available to us for working capital and expansion plans will be reduced. During 2000, we paid average effective annual base rent of $14.98 per square foot at the Auburn Hills unit.

TERMINATION PROVISIONS

         The Grand Rapids and Auburn Hills lessors may terminate in the event of a default which is not cured within the applicable grace period. A default is defined as:

         o our failure to make a rental payment within 30 days after receipt of written notice that a payment is past due, or

         o our failure to perform our obligations under the lease, other than rent payments, within 30 days after written notice of a curable violation;

provided, however, that if such default cannot be cured within the 30-day period, a default will be deemed to have occurred only if we have failed to commence a cure within such 30-day period. In the event of a default and termination of either lease, we would be unable to continue operating the related unit, which would have a material adverse effect on our business, operating results, cash flows and financial condition.

REPURCHASE OBLIGATION

         If annual gross sales do not exceed $1.5 million for any year of the lease term, commencing April 2000, the lessor of the Grand Rapids site could require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. We have the option to purchase the Grand Rapids site from the lessor after the seventh full lease year for the same price. The lessor of the Grand Rapids site also has the option to require us to repurchase such site after the seventh full lease year for the same price.

         If annual gross sales do not exceed $8.0 million for any two consecutive years during the lease term, the lessor of the Auburn Hills site could require us to repurchase such site for $4.0 million, plus $200,000 for each lease year on a pro rata basis. Independent of annual gross sales, the lessor of the Auburn Hills site has the option to require us to repurchase such site prior to the expiration of the fourth full lease year for the same price. The lessor may require us to issue our common stock, valued at $4.00 per share, in payment of such repurchase price. We also have the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

         If annual percentage rent is not required over one year at the Grand Rapids site, we may be forced to repurchase such site at a premium over its sale price. If annual percentage rent is not required over two consecutive years at the Auburn Hills site, we may be forced to repurchase such site at a premium over its sale price. If either lessor elects to exercise his option to require us to repurchase a site independent of annual gross sales, we would be forced to repurchase such site at a premium over its sale price. We cannot assure you that we will have sufficient funds to repurchase the Grand Rapids site or the Auburn Hills site. If we are required to repurchase either site and cannot do so, it would have a material adverse impact on our business, operating results, cash flows and financial condition.

GRAPEVINE

         The Grapevine unit is owned and operated by Buck & Bass pursuant to our joint venture agreement with Bass Pro. The Grapevine unit is off Highway 121, the major artery between downtown Dallas and the Dallas/Fort Worth airport. The Grapevine site houses a 15-barrel brewing system and encompasses approximately 20,500 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 500.

         In September 1999, Bass Pro declared the limited partnership agreement of Buck & Bass and the commercial sublease agreement for the Grapevine site to be breached and in default due to, among other things, our failure to make our required capital contribution. In February 2000, we made all required capital contributions and satisfied all subcontractors' liens and claims. In March 2000, we agreed with Bass Pro in writing to the reinstatement of the limited partnership agreement and the sublease. In August 2000, we generated approximately $1.4 million from the private placement of a $1.5 million secured promissory note to WCERS. We used these funds and working capital to lend $1.5 million to Buck & Bass in August 2000. These funds were applied by Buck & Bass to the construction of the Grapevine unit.

         During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit. In February 2001, as guarantor of the obligations of Buck & Bass, we arranged to have filed of record a bond with respect to each lien for which we had received notice. In March 2001, we obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. We are in the process of negotiating with such contractors. However, we cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement (described below).

         The existence of such encumbrances and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

         Pursuant to the above-referenced commercial sublease agreement, Buck & Bass leases the Grapevine site from Bass Pro over a 15-year term. Buck & Bass may extend the sublease for up to seven additional five-year terms. Buck & Bass is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year; provided, however, that the minimum annual base rent is $385,000. Bass Pro may terminate the sublease in the event of a default which is not cured within the applicable grace period. In March 2000, we agreed with Bass Pro in writing to revise the definition of default under the sublease. As amended, the sublease provides that a default includes, but is not limited to:

         o the failure of Buck & Bass to remain open during all business days,

         o the failure of Buck & Bass to maintain on duty a fully trained service staff,

         o the failure of Buck & Bass to provide high quality food of the type provided at our Gaylord unit,

         o the failure of Buck & Bass to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million,

         o Buck & Bass encumbering in any manner any interest in the subleased premises, or

         o the failure of Buck & Bass to conduct full and complete customer surveys no less frequently than each calendar quarter.

         Buck & Bass pays average effective annual base rent of $18.78 per square foot at the Grapevine unit (when the second story bar area of such unit is included in the total square footage).

         The minimum annual base rent is required whether the Grapevine unit is profitable or not. If Buck & Bass is required to pay in excess of the minimum annual base rent, the funds available to us for working capital and expansion plans will be reduced. In the event of a default and termination of the joint venture agreement, our interest in the Grapevine unit would be eliminated. This would have a material adverse effect on our business, operating results, cash flows and financial condition.

NASHVILLE

         In November 2000, we executed a lease with Opry Mills Limited Partnership, a division of the Mills Corporation, for a fifth unit. This unit will be located in Nashville, Tennessee, adjacent to the Grand Ole Opry, the Acuff Theater, and TNN's television studio, and a short distance from the Opryland Hotel and Convention Center. If we are able to obtain the necessary financing, we plan to open this unit in fall 2001. Plans call for the restaurant to be located in Opry Mills, a 750-acre complex that contains a 1.2 million square foot mall with over 200 speciality retail stores and 18 anchor businesses. We anticipate that the restaurant will encompass 20,000 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 500. As of March 31, 2001, we had not commenced construction of the Nashville unit.

         Our lease with Opry Mills is for a 10-year term, commencing upon the earlier of our opening of the Nashville unit or August 19, 2001. We may extend the lease for up to one additional five-year term. We are obligated to pay annual percentage rent in the amount of 6% on gross sales at the site in excess of $8.5 million per year. There is an additional annual minimum base rent that increases every two years. The annual base rent for each two year period over the initial lease term is as follows: $518,531, $528,554, $538,577, $548,600, and $558,623. During the first two years of any extension, we would pay annual base rent of $594,941, and during last three years of any extension, we would pay annual base rent of $649,720.

         Opry Mills may terminate the lease in the event of a default which is not cured within the applicable grace period. The lease defines events of default to include the following:

o our failure to open the Nashville unit by August 19, 2001, or our abandonment of the leased premises, or our failure during the lease to maintain normal inventory levels and employee staff for the conduct of our normal business activities in the leased premises, or our failure during the lease to continuously operate our business in compliance with certain operational terms of the lease;

o our failure to pay any rent or other charges required to be paid by us when the same become due and payable, if such failure continues for a period of ten days after written notice;

o our failure to perform or observe any term or condition of the lease (other than as expressly set forth therein), if such failure shall continue for 30 days after written notice;

o if we receive two notices of default under the second or third element of this list within any period of 12 consecutive months, notwithstanding any subsequent cure, and we thereafter again commit a breach of the lease within the same 12-month period of the sort described in the second or third element of this list;

o if any writ of execution, levy, attachment or other legal process of law shall occur with respect to our assets, merchandise or fixtures or our estate or interest in the leased premises that is not discharged or bonded against within 30 days; or

o if we are liquidated or dissolved or begin proceedings toward such liquidation or dissolution, or in any manner we permit the divestiture of all or any substantial part of our assets.

         The minimum annual base rent is required whether or not we open the Nashville unit and whether or not the Nashville unit is profitable. Effective September 18, 2001, we may be required to pay a $400 per day fee for each day that the Nashville unit is not open for business. If we are required to the minimum annual base rent before the unit opens, if we are required to pay a late fee in connection with a delayed opening, or if we are required to pay in excess of the minimum annual base rent, the funds available to us for working capital and expansion plans will be reduced.

         In the opinion of management, our properties are adequately covered by insurance.

ITEM 3 LEGAL PROCEEDINGS

         We are involved in routine legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving us for which the outcome is likely to have a material adverse effect upon our business, operating results, cash flows and financial condition.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2000 Annual Meeting of Shareholders was held on November 14, 2000. Four proposals were submitted for shareholder approval, all of which passed with voting results as follows:

         (1) To elect nine directors for the ensuing year and until their successors shall be elected and duly qualified.


                                                              FOR                       AGAINST
                                                              ---                       -------
                               William F. Rolinski            4,920,441                 39,115
                               Gary J. Hewett*                0                         4,959,556
                               Matthew P. Cullen              4,920,241                 39,315
                               Thomas McNulty                 4,911,012                 39,115
                               Joseph W. Muer                 4,911,012                 48,544




                               Blair A. Murphy, D.O.          4,919,041                 40,515
                               Henry T. Siwecki               4,920,491                 39,065
                               Dennis B. Sullivan             4,919,341                 40,215
                               Casimer I. Zaremba             4,914,112                 45,444

                               ---------------
                               * Mr. Hewett resigned from his positions as Chief Operating Officer, Executive Vice President and a director on November 3, 2000.


         (2)      To consider and vote upon adoption of our 2000 Stock Option
                  Plan.


                               For:         2,842,847                  Against:         582,623
                               Abstain:     16,096                     Non-Vote:        1,517,990


         (3) To consider and vote upon adoption of an amendment to our Restated Articles of Incorporation to delete certain provisions regarding share ownership.


                               For:         3,368,286                  Against:         54,234
                               Abstain:     19,046                     Non-Vote:        1,517,990


         (4) To ratify the appointment of Plante & Moran, LLP as our independent public accountants for the fiscal year ending December 31, 2000.


                               For:         4,938,915                  Against:         7,625
                               Abstain:     13,016                     Non-Vote:        0


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information with respect to our executive officers as of March 15, 2001. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.


NAME                                AGE     POSITION WITH BIG BUCK
---------------------------         ---     --------------------------------------------------------------
William F. Rolinski                 53      Chief Executive Officer, President and Chairman of the Board
Anthony P. Dombrowski               40      Chief Financial Officer and Treasurer
Timothy J. Pugh                     41      Executive Vice President of Operations


         William F. Rolinski is a founder of our company and has been the Chief Executive Officer, President and Chairman of the Board since our formation in 1993. From 1987 to 1994, Mr. Rolinski was the founder, secretary and corporate counsel of Ward Lake Energy, Inc., an independent producer of natural gas in Michigan. While Mr. Rolinski was at Ward Lake, the company drilled and produced over 500 natural gas wells with combined reserves of over $200 million.

         Anthony P. Dombrowski became the Chief Financial Officer and Treasurer of our company in May 1996. He acted as a consultant to our company, in the capacity of Chief Financial Officer, from January 1996 to May 1996. From February 1995 to May 1996, Mr. Dombrowski operated his own financial and consulting business. From May 1989 to January 1995, Mr. Dombrowski was the Chief Financial Officer of Ward Lake. Mr. Dombrowski began his career with Price Waterhouse LLP in 1982.

         Timothy J. Pugh became our Executive Vice President of Operations in December 2000. From November 1998 to November 2000, he was a franchisee partner of Damon's International, a full-service chain of over 100 casual dining restaurants, in Kalamazoo, Michigan. From April 1996 to October 1998, he was a regional manager of Damon's International. From October 1993 to April 1996, he was a general manager at of Damon's International. From April 1991 to October 1993, he managed the Houston's restaurant in Dallas, Texas, and the Houston's restaurant in Memphis, Tennessee.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock has been included in the Nasdaq SmallCap Market under the symbol "BBUC" since the completion of our initial public offering in June 1996. The following table sets forth the approximate high and low closing prices for our common stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


PERIOD                                                                  HIGH           LOW
------                                                                  ----           ---
1999
    First Quarter..................................................     $ 3.1875       $ 2.2500
    Second Quarter.................................................     $ 2.7500       $ 1.8750
    Third Quarter..................................................     $ 2.0000       $ 1.5000
    Fourth Quarter.................................................     $ 2.5000       $ 1.2500

2000
    First Quarter..................................................     $ 2.8750       $ 1.7500
    Second Quarter.................................................     $ 2.0313       $ 1.5625
    Third Quarter..................................................     $ 2.2500       $ 1.5000
    Fourth Quarter.................................................     $ 1.8594       $ 0.5625


         As of March 15, 2001, we had 423 shareholders of record and approximately 2,284 beneficial owners.

         We have never declared or paid cash dividends on our common stock and we do not intend to declare or pay cash dividends on our common stock in the foreseeable future. We presently expect to retain any earnings to finance the development and expansion of our business. The declaration or payment by us of dividends, if any, on our common stock in the future is subject to the discretion of the board and will depend on our earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by us of dividends is also subject to the terms of the subscription and investment representation agreement governing the 10% convertible secured promissory note due February 2003 we issued to WCERS in February 2000.

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 2000

         On October 5, 2000, we entered into a first amendment and acknowledgment of partial payment with an accredited investor holding one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, we repaid $25,000 of principal, extended the maturity date on the remaining $25,000 of principal from January 27, 2001 to June 27, 2001, and adjusted the conversion price on such note from $1.9125 to $1.50.

         On October 5, 2000, we entered into a first amendment with an accredited investor holding two of our outstanding convertible subordinated promissory notes with an aggregate principal amount of $150,000. Pursuant to such amendment, we extended the maturity date on $100,000 of principal from October 7, 2000 to October 7, 2001, and adjusted the conversion price on such note from $1.5252 to $1.50.

         The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning us, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. Other than as noted above, no underwriting commissions or discounts were paid with respect to the issuances of such securities.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The disclosure called for by paragraph (a) of this item has been "previously reported" as that term is defined in Rule 12b-2 under the Exchange Act.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information with respect to our directors and executive officers as of March 15, 2001. Each director serves for a one-year term expiring in 2001 and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office. There are no family relationships between any director or executive officer.


NAME                            AGE      PRINCIPAL OCCUPATION            POSITION WITH BIG BUCK      DIRECTOR SINCE
---------------------------     ------   --------------------            ----------------------      --------------
William F. Rolinski........       53     Chief Executive Officer,      Chief Executive Officer,           1993
                                         President and Chairman of     President and Chairman of
                                         the Board of Big Buck         the Board

Anthony P. Dombrowski......       40     Chief Financial Officer and   Chief Financial Officer            N/A
                                         Treasurer of Big Buck         and Treasurer

Timothy J. Pugh............       41     Executive Vice President of   Executive Vice President           N/A
                                         Operations of Big Buck        of Operations

Jonathon D. Ahlbrand.......       39     President and Chief           Director                           2001
                                         Executive Officer of The
                                         Center of American Jobs

Matthew P. Cullen..........       44     General Manager of General    Director                           2000
                                         Motors Enterprise Activity
                                         Group

Thomas F. McNulty..........       61     Private Investor              Director                           2000

Blair A. Murphy, D.O.......       47     Self-Employed Physician       Director                           1993

Henry T. Siwecki...........       56     Sole Owner and President of   Director                           1995
                                         Siwecki Construction

Casimer I. Zaremba.........       80     Private Investor              Director                           1993


         William F. Rolinski is a founder of our company and has been the Chief Executive Officer, President and Chairman of the Board since our formation in 1993. From 1987 to 1994, Mr. Rolinski was the founder, secretary and corporate counsel of Ward Lake Energy, Inc., an independent producer of natural gas in Michigan. While Mr. Rolinski was at Ward Lake, the company drilled and produced over 500 natural gas wells with combined reserves of over $200 million.

         Anthony P. Dombrowski became the Chief Financial Officer and Treasurer of our company in May 1996. He acted as a consultant to our company, in the capacity of Chief Financial Officer, from January 1996 to May 1996. From February 1995 to May 1996, Mr. Dombrowski operated his own financial and consulting business. From May 1989 to January 1995, Mr. Dombrowski was the Chief Financial Officer of Ward Lake. Mr. Dombrowski began his career with Price Waterhouse LLP in 1982.

         Timothy J. Pugh became our Executive Vice President of Operations in December 2000. From November 1998 to November 2000, he was a franchisee partner of Damon's International, a full-service chain of over 100 casual dining restaurants, in Kalamazoo, Michigan. From April 1996 to October 1998, he was a regional manager of Damon's International. From October 1993 to April 1996, he was a general manager at of Damon's International. From April 1991 to October 1993, he managed the Houston's restaurant in Dallas, Texas, and the Houston's restaurant in Memphis, Tennessee.

         Jonathon D. Ahlbrand became a director in January 2001. Since June 1999, Mr. Ahlbrand has been President and Chief Executive Officer of The Center of American Jobs, a nation-wide recruiting service. Since April 1998, he has been a managing member of Private Equity, LLC, an entity that concentrates on the private placement of debt and equity securities. From April 1998 to July 1998, Private Equity performed certain consulting and advisory services for Seger Financial, Inc. Private Equity currently provides certain financial advisory services to us. In addition, both Private Equity and Seger Financial have served as our private placement agents. See "Certain Relationships and Related Transactions." From August 1997 to March 1998, Mr. Ahlbrand was Senior Vice President of IntelliQuest, an Austin, Texas based global research services firm. From December 1994 to August 1997, he was Chief Executive Officer of National TechTeam Europe, a global information services company.

         Matthew P. Cullen has been a director since July 2000. Mr. Cullen is General Manager of General Motors Enterprise Activity Group, which includes the company's worldwide real estate division. He joined General Motors in 1979 as a real estate administrator and subsequently assumed a variety of senior assignments. Prior to his current position, he was responsible for the disposal and redevelopment of surplus property as well as site selection and strategic site acquisition. Mr. Cullen is Vice Chairman of Detroit Downtown, Inc., past Chairman of Detroit News Center Area Council, and the Chair-Elect of the International Association of Corporation Real Estate Executives.

         Thomas F. McNulty has been a director since February 2000. From March 1983 to October 1999, Mr. McNulty served as Chief Financial Officer and Treasurer of the Henry Ford Health Systems, one of the 20 largest health systems in the United States, owning insurance companies, hospitals and medical practices. He has also served on the board of directors for various corporations, including Quadramed Corporation, a software and automated service provider, Onika Insurance, and Robertson Development Corporation, a real estate development company.

         Blair A. Murphy, D.O. is a founder of our company and has been a director since our formation in 1993. Dr. Murphy has been a urological surgeon since 1990 and is presently a self-employed physician.

         Henry T. Siwecki has been a director since August 1995. For more than the last five years, Mr. Siwecki has been the sole owner and President of Siwecki Construction, Inc., a commercial and residential contractor.

         Casimer I. Zaremba is a founder of our company and has been a director since our formation in 1993. Mr. Zaremba has been a private investor for more than the past five years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that (1) one report on Form 3 setting forth the appointment of Timothy J. Pugh as Executive Vice President of Operations, (2) one report on Form 3 setting forth the appointment of Matthew P. Cullen to the board of directors, (3) one report on Form 3 setting forth the appointment of Dennis B. Sullivan to the board of directors, (4) one report on Form 3 setting forth the appointment of Jonathon D. Ahlbrand to the board of directors, (5) one report on Form 4 setting forth the open market purchase of 5,000 shares of common stock by Dennis B. Sullivan on August 1, 2000, and (6) one report on Form 5 setting forth the automatic grant of stock options to purchase 20,000 shares of common stock received by Matthew P. Cullen on December 1, 2000, were not filed on a timely basis. In addition, we believe that one report on Form 5 setting forth the automatic grant of stock options to purchase 20,000 shares of common stock received by Casimer I. Zaremba on December 1, 2000, has not been filed.

ITEM 10 EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officers") during the three most recent fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                        -----------------------
                                                            ANNUAL COMPENSATION                 AWARDS
                                                         -----------------------        -----------------------
                                                                                              SECURITIES
                                                                      OTHER ANNUAL            UNDERLYING
     NAME AND PRINCIPAL POSITION             YEAR       SALARY        COMPENSATION              OPTIONS
     ---------------------------             ----       ------        ------------              -------

William F. Rolinski . . . . . . . . . . .     2000    $153,247          $      0                  32,037
  Chief Executive Officer, President          1999    $157,219          $      0                       0
  and Chairman of the Board                   1998    $151,586          $      0                  30,000

Gary J. Hewett (1) . . . . . . . . . . .      2000    $119,795          $26,383(2)                24,328
  Former Chief Operating Officer,             1999    $134,553          $      0                       0
  Executive Vice President and Director       1998    $130,845          $      0                  25,000

Anthony P. Dombrowski . . . . . . . . . .     2000    $  94,742         $      0                  14,962
  Chief Financial Officer and                 1999    $  97,321         $      0                       0
  Treasurer                                   1998    $  92,885         $      0                  20,000


---------------
(1) Mr. Hewett resigned from his positions as Chief Operating Officer, Executive Vice President and a director on November 3, 2000.
(2) Represents the forgiveness of certain of Mr. Hewett's indebtedness to the company.

         The following table sets forth each grant of stock options during 2000 to the Named Executive Officers. No stock appreciation rights were granted during 2000.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                      NUMBER OF
                                      SECURITIES      PERCENT OF TOTAL
                                      UNDERLYING       OPTIONS GRANTED        EXERCISE OR
                                       OPTIONS         TO EMPLOYEES IN         BASE PRICE          EXPIRATION
              NAME                     GRANTED(1)        FISCAL YEAR          ($/SHARE)(2)            DATE
              ----                     ----------        -----------          ------------            ----

William F. Rolinski. . . . . . . .         12,037             9.8%               $2.125               01/28/10
                                           20,000            16.2%               $2.125               01/28/10

Gary J. Hewett (3) . . . . . . . . .        8,328             6.8%               $2.125               01/28/10
                                           16,000            13.0%               $2.125               01/28/10

Anthony P. Dombrowski . . . .               4,962             4.0%               $2.125               01/28/10
                                           10,000             8.1%               $2.125               01/28/10


----------------------
(1)   These options became exercisable immediately upon grant.
(2)   Fair market value per share on the date of grant.
(3)   Due to Mr. Hewett's resignation, these options expired on February
      3, 2001.

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


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                        OPTIONS AT FY-END                  AT FY-END(1)
                                                        -----------------                  ------------
                    NAME                          EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
   ------------------------------------           -----------     -------------    -----------   -------------

William F. Rolinski . . . . . . . . . . . . .         118,287           18,750            $0               $0

Gary J. Hewett (2) . . . . . . . . . . . . . .        198,078           31,250            $0               $0

Anthony P. Dombrowski . . . . . . . . . . . .         112,962           15,000            $0               $0


-----------------------
(1) Market value of underlying securities at fiscal year end minus the exercise price.
(2)   Due to Mr. Hewett's resignation, these options expired on February
      3, 2001.

COMPENSATION OF DIRECTORS

         Our non-employee directors receive no fees for their services as director. Each outside director receives $500 for each regularly scheduled meeting of the board he or she attends. Board members are also paid their expenses, if any, which are incurred solely in connection with our business purposes. During 2000, our non-employee directors received options (described below) pursuant to the 1996 Director Stock Option Plan and the 2000 Stock Option Plan.

         On January 1, 2000, we granted an option, under the 1996 Director Stock Option Plan, for the purchase of 5,000 shares of common stock to each non-employee director elected by the shareholders. On September 29, 2000, we terminated the 1996 Director Stock Option Plan.

         On November 14, 2000, our shareholders approved the 2000 Stock Option Plan. On December 1, 2000, pursuant to the automatic grant provisions of the 2000 Stock Option Plan, we granted (1) an option for the purchase of 20,000 shares of common stock to each non-employee director and (2) an option for the purchase of 10,000 shares of common stock to each non-employee member of the Executive Committee of the board. We automatically grant such options annually for each year of continued service. Any person who first becomes eligible to receive a grant pursuant to this provision of the 2000 Stock Option Plan following any December 1, will automatically receive a pro rata portion of such grant upon their appointment to such position. Each option is granted at fair market value on the date of grant, vests one year after the date of grant and expires ten years after the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

         We had agreed to pay our former Chief Operating Officer and Executive Vice President, Gary J. Hewett, six months' salary upon termination of employment, unless such termination was for cause. This agreement terminated without payment due to Mr. Hewett's resignation on November 3, 2000. To date, we have not entered into any agreements providing for the continued employment of our personnel.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2001, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each Named Executive Officer, and (d) all current executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock.


                                                                                        SHARES          PERCENT
                                                                                     BENEFICIALLY          OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                                OWNED(1)          CLASS
-----------------------------------------------------------                            --------          -----

Wayne County Employees' Retirement System(2)                                          3,622,578             39.8%
     400 Monroe Street, Suite 230
     Detroit, Michigan 48226
Michael G. Eyde(3)                                                                    1,595,481             21.9
     6250 West Michigan Avenue
     Lansing, Michigan 48917
Perkins Capital Management, Inc.(4)                                                   1,191,600             18.8
     730 East Lake Street
     Wayzata, Minnesota 55391
William F. Rolinski(5)                                                                  958,895             16.2
Casimer I. Zaremba(6)(7)                                                                700,007             12.0
Blair A. Murphy, D.O.(6)                                                                660,007             11.3
FMR Corp.(8)                                                                            522,500              9.0
     82 Devonshire Street
     Boston, Massachusetts 02109
The Perkins Opportunity Fund(9)                                                         500,000              8.2
     730 East Lake Street
     Wayzata, Minnesota 55391
Richard W. Perkins(10)                                                                  355,000              5.8
     730 East Lake Street
     Wayzata, Minnesota 55391
Henry T. Siwecki(6)                                                                     155,989              2.7
Anthony P. Dombrowski(11)                                                               118,962              2.0
Jonathon D. Ahlbrand(12)                                                                 64,582              1.1
Thomas F. McNulty                                                                         1,000              *
Gary J. Hewett                                                                              421              *
Matthew P. Cullen                                                                             0              0
Timothy J. Pugh                                                                               0              0
All Executive Officers and Directors
     as a Group (9 persons) (13)                                                      2,659,863             43.1%


---------------
*        Represents less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire common stock within 60 days. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of

         March 31, 2001. Unless otherwise indicated, the address for each listed shareholder is c/o Big Buck Brewery & Steakhouse, Inc., 550 South Wisconsin Street, Gaylord, Michigan 49734.
(2) Includes 200,000 shares subject to a currently exercisable warrant and 3,099,172 shares subject to currently convertible promissory notes.
(3)      Includes (a) 50,000 shares subject to a currently exercisable option,
         (b) 25,000 shares subject to a currently exercisable warrant, (c) 200,000 shares subject to currently convertible promissory notes, and
         (d) 1,200,000 shares issuable pursuant to our real estate purchase and leaseback agreement with Mr. Eyde, dated August 1, 1997.
(4) As set forth in Schedule 13G filed with the SEC by Perkins Capital Management, Inc. ("PCM"), The Perkins Opportunity Fund ("POF") and Richard W. Perkins on January 22, 2001. Represents (a) 181,800 shares owned by the clients of PCM, (b) 134,800 shares subject to currently exercisable warrants owned by the clients of PCM, (c) 200,000 shares owned by POF, (d) 300,000 shares subject to currently exercisable warrants owned by POF, and (e) 355,000 shares subject to currently exercisable warrants owned by Mr. Perkins. PCM has (a) sole power to vote 337,500 shares, representing 137,500 shares owned by clients of PCM and 200,000 shares owned by POF, and (b) sole power to dispose of 1,171,600 shares. PCM disclaims beneficial ownership of the securities owned by POF and Mr. Perkins.
(5)      Includes 118,287 shares subject to currently exercisable options.
(6)      Includes 25,000 shares subject to currently exercisable options.
(7) Beneficial ownership of 450,005 of these shares is shared with Walter Zaremba, Casimer Zaremba's brother.
(8) As set forth in Schedule 13G filed with the SEC by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson on February 13, 2001. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 522,500 shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. The ownership of one investment company, Fidelity Capital Appreciation Fund, amounted to 522,500 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 522,500 shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Ms. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.
(9)      As set forth in Schedule 13G filed with the SEC by PCM, POF and Richard
         W. Perkins on January 22, 2001. Includes 300,000 shares subject to currently exercisable warrants.
(10)     As set forth in Schedule 13G filed with the SEC by PCM, POF and Richard
         W. Perkins on January 22, 2001. Represents shares subject to currently exercisable warrants.
(11)     Includes 112,962 shares subject to currently exercisable options.
(12) Represents 50,000 shares subject to a currently exercisable warrant held by Private Equity, LLC and 14,582 shares subject to a currently exercisable warrant held by Seger Financial, Inc.

(13) Includes 306,249 shares subject to currently exercisable options and 64,582 shares subject to currently exercisable warrants.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We formerly had a loan agreement with NBD Bank for three separate loan facilities aggregating $3.0 million. Messrs. Rolinski, Murphy and Zaremba, each a director of our company, personally guaranteed repayment of all amounts under this loan agreement. In February 2000, we obtained financing from WCERS which enabled us (a) repay then outstanding loans from NBD Bank and Crestmark Bank in full and (b) to make all required capital contributions and satisfy all subcontractors' liens and claims in connection with the Grapevine unit. Messrs. Rolinski, Murphy and Zaremba personally guaranteed this indebtedness to the extent of $1,623,885. In August 2000, Messrs. Rolinski, Murphy and Zaremba confirmed their guaranty obligations with respect to the non-convertible secured debt financing we obtained from WCERS. Messrs. Rolinski, Murphy and Zaremba do not intend to personally guarantee our future obligations.

         On November 20, 1998, we issued a five-year warrant, exercisable at $2.7625 per share, for the purchase of 14,582 shares of our common stock to Seger Financial, Inc. This issuance was made in connection with the $1.4 million debt financing which Seger Financial obtained for us from Crestmark Bank. In addition, we paid Seger Financial a commission of 5% of the total amount of the debt placed ($70,000). Private Equity, LLC, an entity of which Jonathon D. Ahlbrand is a managing member, performed certain consulting and advisory services for Seger Financial from April 1998 to July 1998. In connection with the dissolution of such relationship, Mr. Ahlbrand came to beneficially own the securities underlying the foregoing warrant and was paid $17,500 of the above-referenced commissions.

         On September 17, 1999, we entered into a consulting services agreement with Private Equity, LLC. Pursuant to this agreement, Private Equity agreed to provide advice, recommendations and introductions regarding financing options, market conditions, program structure and strategic options, including acquisitions and mergers. We agreed to bear all reasonable costs and expenses associated with such consulting efforts. We reimbursed Private Equity for $22,400 of costs and expenses during 2000. In addition, we issued warrants to purchase an aggregate of 200,000 shares of our common stock to Private Equity. Jonathon D. Ahlbrand, who became one of our directors in January 2001, has served as a managing member of Private Equity since April 1998. As a result of such relationship, Mr. Ahlbrand is deemed to beneficially own the securities underlying the warrants issued to Private Equity. Such warrants have the following terms of exercise:


                                                                      VESTING
     NUMBER OF SHARES            EXERCISE PRICE PER SHARE           INFORMATION             EXPIRATION DATE
--------------------------    -------------------------------    -------------------    -------------------------

           50,000                         $1.625                      Immediate                 10/1/02

           50,000                         $2.00                       $4.00 (1)                 10/1/02 (2)

           50,000                         $2.00                       $5.00 (1)                 10/1/02 (2)

           50,000                         $2.00                       $6.00 (1)                 10/1/02 (2)


-------------------
(1) Becomes exercisable when the closing price of our common stock equals or exceeds such price for a period of ten consecutive trading days.

(2) Outstanding warrants that have not become exercisable before the termination of the consulting services agreement expire upon termination of such agreement.

         On July 1, 1999, we entered into a one-year non-exclusive financing agreement with Private Equity, LLC. Pursuant to this agreement, Private Equity agreed to provide advice, recommendations and introductions regarding financing options, market conditions and program structure. Private Equity agreed to assist in arranging term debt financing for us and we agreed to bear all reasonable costs and expenses associated with the issuance of such debt. In addition, we agreed to pay Private Equity a commission of 5% of the total amount of the debt placed. Between October 8, 1999 and January 27, 2000, we issued convertible subordinated promissory notes with an aggregate principal amount of $950,000 to six accredited investors. Private Equity was responsible for our introduction to five of the six investors, whose purchases aggregated $850,000. Pursuant to our agreement, we paid commissions equal to 5% of the gross proceeds raised pursuant to those introductions ($42,500) to Private Equity. Private Equity was also responsible for our introduction to WCERS. On February 4, 2000, we issued convertible secured promissory notes with an aggregate principal amount of $7,500,000 to WCERS. Pursuant to our agreement, we paid commissions equal to 5% of the gross proceeds raised ($375,000) to Private Equity. On August 21, 2000, we issued a secured promissory note with a principal amount of $1,500,000 to WCERS. Pursuant to our agreement, we paid commissions equal to 5% of the gross proceeds raised ($75,000) to Private Equity. Jonathon D. Ahlbrand, one of our directors, is a managing member of Private Equity and was paid $133,750 of the above-referenced commissions.

         All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by a majority of the board, including a majority of the independent and disinterested non-employee directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See "Index to Exhibits."

         (b)      Reports on Form 8-K

                  On December 11, 2000, we filed a Current Report on Form 8-K relating to an amendment to our Restated Articles of Incorporation. We filed no other Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan, on March 30, 2001.

                                        BIG BUCK BREWERY & STEAKHOUSE, INC.

                                        By /s/ WILLIAM F. ROLINSKI
                                           -------------------------
                                           William F. Rolinski
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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


                   SIGNATURE                                       TITLE                              DATE
                   ---------                                       -----                              ----

/s/ William F. Rolinski                           President, Chief Executive Officer and    March 30, 2001
--------------------------------------------      Director (Principal Executive Officer)
              William F. Rolinski


/s/ Anthony P. Dombroski                          Chief Financial Officer and Treasurer     March 30, 2001
------------------------------------              (Principal Accounting Officer and
             Anthony P. Dombrowski                Principal Financial Officer)

/s/ Matthew P. Cullen                             Director                                  March 30, 2001
--------------------------------------------
               Matthew P. Cullen

/s/ Thomas F. McNulty                             Director                                  March 30, 2001
--------------------------------------------
               Thomas F. McNulty

                                                  Director
--------------------------------------------
             Blair A. Murphy, D.O.

/s/ Henry T. Siwecki                              Director                                  March 30, 2001
--------------------------------------------
                Henry T. Siwecki



                   SIGNATURE                                       TITLE                              DATE
                   ---------                                       -----                              ----

/s/ Jonathon D. Ahlbrand                          Director                                  March 30, 2001
--------------------------------------------
              Jonathon D. Ahlbrand

--------------------------------------------      Director
               Casimer I. Zaremba


                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------
   3.1        Restated Articles of Incorporation, as amended (incorporated by reference to our Current Report on Form 8-K, filed on December 11, 2000 (File No. 0-20845)).
   3.2        Amended and Restated Bylaws (incorporated by reference to our
              Registration Statement on Form SB-2, filed on April 15, 1996 (File
              No. 333-3548)).
   4.1        See Exhibit 3.1.
   4.2        See Exhibit 3.2.
   4.3        Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996
              (File No. 333-03548)).
   4.4        Form of Warrant Agreement with Wells Fargo Bank Minnesota,
              National Association (f/k/a Norwest Bank Minnesota, National
              Association) (including specimen Class A Warrant certificate)
              (incorporated by reference to our Registration Statement on Form
              SB-2, filed on April 15, 1996 (File No. 333-03548)).
   4.5        Amendment to Warrant Agreement with Wells Fargo Bank Minnesota,
              National Association (f/k/a Norwest Bank Minnesota, National
              Association) (including specimen Class A Warrant certificate)
              (incorporated by reference to Post-Effective Amendment No. 2 to our Registration Statement on Form S-3, filed on June 8, 2000
              (File No. 333-03548)).
10.1          1996 Stock Option Plan (incorporated by reference to our Annual
              Report on Form 10-KSB, filed on March 23, 1998 (File No.
              0-20845)).
10.2          1996 Director Stock Option Plan (incorporated by reference to our
              Registration Statement on Form SB-2, filed on April 15,
              1996 (File No. 333-3548)).
10.3          1999 Employee Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October
              26, 1999 (File No. 0-20845)).
10.4          Amendment No. 1 to 1999 Employee Stock Purchase Plan.
10.5          2000 Stock Option Plan (incorporated by reference to our
              Definitive Schedule 14A (Proxy Statement), filed on October 18,
              2000 (File No. 0-20845)).
10.6          Loan Agreement dated July 28, 1995, by and among Big Buck, William
              F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I.
              Zaremba and Bank One (f/k/a NBD Bank) (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15,
              1996 (File No. 333-3548)).
10.7          Real Estate Purchase and Leaseback Agreement by and between Eyde
              Brothers Development Co., Landlord, and Big Buck, Tenant, dated
              April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
10.8          Lease Agreement by and between Eyde Brothers Development Co.,
              Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May
              9, 1997 (File No. 0-20845)).
10.9          Amendment to Lease Agreement by and between Eyde Brothers
              Development Co., Landlord, and Big Buck, Tenant, dated March 27,
              2000 (incorporated by reference to our Annual Report on Form
              10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.10         Real Estate Purchase and Leaseback Agreement by and between
              Michael G. Eyde, Landlord, and Big Buck, Tenant, dated August 1,
              1997 (incorporated by reference to our Quarterly Report on Form
              10-QSB, filed on August 12, 1997 (File No. 0-20845)).
10.11         Lease Agreement by and between Michael G. Eyde, Landlord, and Big
              Buck, Tenant, dated October 1, 1997 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File
              No. 0-20845)).
10.12         Stock Option Agreement between Big Buck and Michael G. Eyde, dated
              August 1, 1997 (incorporated by reference to our Annual Report on
              Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).

10.13 Amendment to Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated January 26, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.14         Common Stock Purchase Warrant issued by Big Buck to Michael G.
              Eyde, dated January 26, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.15 Limited Partnership Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Big Buck, dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
10.16 Shareholders' Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Big Buck, dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
10.17 Commercial Sublease Agreement by and between Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Buck and Bass, L.P., dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
10.18 Common Stock Purchase Warrant issued by Big Buck to Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.), dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November
              12, 1998 (File No. 0-20845)).
10.19 Amended and Restated Real Estate Mortgage Note dated July 27, 1999, by and between Big Buck, Borrower, and Crestmark Bank, Lender (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 18, 1999 (File No. 0-20845)).
10.20 Common Stock Purchase Warrant issued by Big Buck to Seger Financial, Inc., dated November 20, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
10.21 Stock Option Agreement between Big Buck and William F. Rolinski, dated December 29, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
10.22 Stock Option Agreement between Big Buck and Anthony P. Dombrowski, dated December 29, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
10.23 Non-Exclusive Financing Agreement by and between Big Buck and Private Equity, LLC, dated July 1, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.24 Consulting Agreement by and between Big Buck and Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File
              No. 0-20845)).
10.25 Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.26 Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.27 Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.28 Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).

10.29 Promissory Note in the principal amount of $37,232.28, issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated June 30, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.30 Promissory Note in the principal amount of $13,500.00, issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated June 30, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.31 Form of Subscription and Investment Representation Agreement for 10% Convertible Subordinated Promissory Note (including form of note) (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.32 Subscription and Investment Representation Agreement for 10% Convertible Secured Promissory Note executed by Wayne County Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.33 10% Convertible Secured Promissory Note in the principal amount of $5,876,114.74, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.34 Amended, Restated and Consolidated Convertible Note in the principal amount of $1,623,885.26, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.35 Common Stock Purchase Warrant issued by Big Buck to Wayne County Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.36 Promissory Note and Security Agreement by and between Big Buck and Buck & Bass, L.P., dated August 23, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).
10.37 Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated August 21, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).
10.38 First Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated August 21, 2000.
10.39 Second Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated October 1, 2000.
10.40 Third Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated February 20, 2001.
10.41 Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 1, 2001.
10.42 Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 4, 2000.
10.43 Promissory Note in the principal amount of $12,000.00, issued by Anthony P. Dombrowski, Maker, to Big Buck, Payee, dated
              April 18, 2000.
10.44 Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Michael G. Eyde, Payee, dated December 4, 2000.
10.45 Promissory Note (Line of Credit) in the principal amount of $1,000,000.00, issued by Big Buck, Maker, to Crestmark Bank, Payee, dated March 16, 2001.
10.46 Loan Agreement by and between Crestmark Bank and Big Buck, dated March 16, 2001.
10.47         Form of First Amendment to 10% Convertible Subordinated Promissory
              Note.
10.48 Shopping Center Lease between Opry Mills Limited Partnership, Landlord, and Big Buck, Tenant, for Opry Mills Shopping Center, Nashville, Tennessee, dated November 9, 2000.
   16 Letter on Change in Certifying Accountant (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2000 (File No. 0-20845)).

   21         Subsidiaries of Big Buck (incorporated by reference to our Annual
              Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845).
   23         Consent of Independent Public Accountants.*
   24         Power of Attorney (included on signature page to Form 10-KSB).


                                       29
------------------
* To be filed by amendment.