Form 10KSB/A
period 2000-12-31
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2001-04-13
CIK 1009652

                                       THE FOLLOWING ITEMS WERE THE SUBJECT OF A
                                       FORM 12b-25 AND ARE INCLUDED HEREIN:
                                       ITEM 6 - MANAGEMENT'S DISCUSSION AND
                                                ANALYSIS OR PLAN OF OPERATION.
                                       ITEM 7 - FINANCIAL STATEMENTS.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                  FORM 10-KSB/A

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No / /

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

       The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 11, 2001, was approximately $2,851,817.

       As of April 11, 2001, the issuer had outstanding 5,797,968 shares of Common Stock and 2,550,000 Class A Warrants.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

PART I ....................................................................................................    1

       Item 1   Description of Business....................................................................    1
       Item 2   Description of Property....................................................................    8
       Item 3   Legal Proceedings..........................................................................   12
       Item 4   Submission of Matters to a Vote of Security Holders........................................   12

PART II....................................................................................................   14

       Item 5   Market for Common Equity and Related Shareholder Matters...................................   14
       Item 6   Management's Discussion and Analysis or Plan of Operation..................................   15
                Cautionary Statement.......................................................................   23
       Item 7   Financial Statements.......................................................................   35
       Item 8   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.......................................................................   51

PART III...................................................................................................   52

       Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act..........................................................   52
       Item 10  Executive Compensation.....................................................................   54
       Item 11  Security Ownership of Certain Beneficial Owners and Management.............................   56
       Item 12  Certain Relationships and Related Transactions.............................................   58
       Item 13  Exhibits, List and Reports on Form 8-K.....................................................   59

SIGNATURES.................................................................................................   60

INDEX TO EXHIBITS..........................................................................................   61

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

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

OVERVIEW

       We develop and operate microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse(SM)." We currently operate one unit in each of the following cities in Michigan: Gaylord, Grand Rapids and Auburn Hills. In addition, we opened a fourth unit in Grapevine, Texas, a suburb of Dallas, in August 2000. This unit is owned and operated by Buck & Bass, L.P. pursuant to our joint venture agreement with Bass Pro Outdoor World, L.L.C., a premier retailer of outdoor sports equipment. Subject to obtaining the necessary financing, we plan to open our next unit in Nashville, Tennessee, adjacent to the Grand Ole Opry.

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

BUSINESS STRATEGY--EXPANSION PLANS

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

FUTURE LOCATIONS

       We plan to explore the possibility of expanding our relationship with the Mills Corporation to develop and open Big Buck Brewery & Steakhouses adjacent to Bass Pro Outdoor World superstores in several other cities, including, but not limited to, each of the following markets: Atlanta, Ft. Lauderdale and the Washington, D.C. area. We cannot assure you that we will enter into agreements to develop and open additional units. We must raise substantial proceeds to finance any expansion. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

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

ITEM 2   DESCRIPTION OF PROPERTY

GAYLORD

       We own the Gaylord unit, including the real property on which it is located. See "Description of Business -- Restaurant Operations" for a description of the Gaylord unit. As of April 11, 2001, we owed WCERS approximately $9.0 million. A first priority lien in favor of WCERS on all of our assets, including the Gaylord unit, our leasehold interest in the Auburn Hills unit and all of our other assets, now or hereafter acquired, secures this indebtedness.

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

NASHVILLE

       In November 2000, we executed a lease with Opry Mills Limited Partnership, a division of the Mills Corporation, for a fifth unit. This unit will be located in Nashville, Tennessee, adjacent to the Grand Ole Opry, the Acuff Theater, and TNN's television studio, and a short distance from the Opryland Hotel and Convention Center. If we are able to obtain the necessary financing, we plan to open this unit in fall 2001. Plans call for the restaurant to be located in Opry Mills, a 750-acre complex that contains a 1.2 million square foot mall with over 200 speciality retail stores and 18 anchor businesses. We anticipate that the restaurant will encompass 20,000 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 500. As of April 11, 2001, we had not commenced construction of the Nashville unit.

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

ITEM 3   LEGAL PROCEEDINGS

       We are involved in routine legal actions in the ordinary course of our business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving us for which the outcome is likely to have a material adverse effect upon our business, operating results, cash flows and financial condition.

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

                    ----------
                    * Mr. Hewett resigned from his positions as Chief Operating Officer, Executive Vice President and a director on November 3, 2000.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table provides information with respect to our executive officers as of April 11, 2001. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.

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

       The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning us, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the modification of such securities.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

       We develop and operate microbrewery restaurants under the name "Big Buck Brewery & Steakhouse." Until May 1995 when we opened our first unit in Gaylord, Michigan, we had no operations or revenues and our activities were devoted solely to development. In March 1997, we opened our second unit in Grand Rapids, Michigan, and in October 1997, we opened our third unit in Auburn Hills, Michigan, a suburb of Detroit. In August 2000, we opened our fourth unit in Grapevine, Texas, a suburb of Dallas. This unit is owned and operated by Buck & Bass pursuant to our joint venture agreement with Bass Pro. Subject to obtaining the necessary financing, we plan to open our next unit in Nashville, Tennessee, adjacent to the Grand Ole Opry.

       Future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. Our present sources of revenue are the Gaylord, Grand Rapids, Auburn Hills and Grapevine units. We cannot assure you that we will successfully implement our expansion plans, in which case we will continue to depend on revenues from our existing units. We also face all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Furthermore, to the extent that our expansion strategy is successful, we must manage the transition to multiple site, higher volume operations, control increased overhead expenses and hire additional personnel.

       We use a 52-/53-week fiscal year ending on the Sunday nearest December
31. All references herein to "2000" and "1999" represent the 52-week fiscal years ended December 31, 2000 and January 2, 2000, respectively.

RESULTS OF OPERATIONS

Our operating results, expressed as a percentage of total revenue, were as follows:

                                                                         DECEMBER 31,          JANUARY 2,
                                                                             2000                 2000
                                                                       -----------------    -----------------
REVENUE
     Restaurant sales.............................................              97.5%                 96.4%
     Wholesale and retail sales...................................               2.5                   3.6
                                                                       -------------        --------------
         Total revenue............................................             100.0                 100.0
                                                                       -------------        --------------

COSTS AND EXPENSES:
     Cost of sales................................................              34.1                  33.2
     Restaurant salaries and benefits.............................              30.8                  29.9
     Operating expenses...........................................              23.9                  20.7
     Depreciation.................................................               5.8                   5.5
     Preopening costs.............................................               3.0                   1.6
     General and administrative expenses..........................              10.1                  11.3
                                                                       -------------        --------------
         Total costs and expenses.................................             107.7                 102.2
                                                                       -------------        --------------

LOSS FROM OPERATIONS..............................................              (7.7)                 (2.2)
                                                                       --------------       --------------

OTHER INCOME (EXPENSE):
     Interest expense.............................................              (8.7)                 (6.4)
     Interest income..............................................               -                     -
     Other........................................................              (3.2)                 (0.7)
     Minority interest's share of subsidiary's loss...............               0.5                   -
                                                                       -------------        --------------
         Other income (expense), net..............................             (11.4)                 (7.1)
                                                                       -------------        --------------

NET LOSS .........................................................             (19.1)%                (9.3)%
                                                                       =============        ==============

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND JANUARY 2, 2000

REVENUES

       Revenues increased 19.9% to $16,638,282 in 2000 from $13,881,911 in 1999.
The increase was mainly due to the opening of the Grapevine unit on August 31, 2000, in combination with increased restaurant sales from existing units due to increased marketing efforts and additional unit level promotions. We believe that we can attain continued revenue growth through additional expansion. We also believe that we can attain higher revenue through reduced discounting and increased menu pricing.

COSTS OF SALES

       Cost of sales, which consists of food, merchandise and brewery supplies, increased 23.4% to $5,676,108 in 2000 compared to $4,601,503 in 1999. The increase was primarily due to higher restaurant sales at existing units and the opening of the Grapevine unit. As a percentage of revenues, costs of sales increased to 34.1% in 2000 from 33.2% in 1999. The percentage increase was due to higher meat costs and the cost associated with purchasing hard liquor for resale in the Grapevine unit. We believe that we can reduce our cost of sales by limiting portion sizes to specifications and entering into food purchasing contracts.

RESTAURANT SALARIES AND BENEFITS

       Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 23.8% to $5,131,584 in 2000 compared to $4,144,362 in 1999.
The increase was primarily due to the increase in restaurant sales at the existing units and the opening of the Grapevine unit. As a percentage of revenues, restaurant salaries and benefits increased to 30.8% in 2000 as compared to 29.9% in 1999. The increase was due to the additional training costs and higher than normal staffing levels at the newly opened Grapevine unit necessary to ensure proper coverage for unexpected sales volume. We plan to evaluate staffing levels at each unit in search of cost saving opportunities and in an effort to implement better employee scheduling.

OPERATING EXPENSES

       Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 38.3% to $3,981,450 in 2000 compared to $2,878,544 in 1999. The increase was due to the opening of the Grapevine unit and the related expenses associated with operating an additional unit. As a percentage of revenues, operating expenses increased to 23.9% in 2000 as compared to 20.7% in 1999. The increase was due to the additional expenses of unit level promotions and marketing for the purposes of increasing restaurant sales and building customer loyalty, and rent expense from the Grapevine unit. In an effort to reduce operating expenses, we intend to discontinue certain in-store promotions, including our Birthday Club and similar promotions.

PREOPENING EXPENSES

       Preopening expenses consist of expenses incurred prior to an opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. Preopening expenses for the Grapevine unit totaled $494,630 in 2000 and $226,043 in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses increased 7.0% to $1,675,700 in 2000 compared to $1,566,103 in 1999. The increase reflected the additional professional fees and travel expenses related to the financing, construction and opening of the Grapevine unit. As a percentage of revenue, these expenses decreased to 10.1% in 2000 as compared to 11.3% in 1999.

DEPRECIATION

       Depreciation expenses increased 24.9% to $961,003 in 2000 compared to $769,609 in 1999. The increase was due the additional depreciation from the Grapevine unit. As a percentage of revenues, these expenses increased to 5.8% in 2000 from 5.5% in 1999. The increase was the result of the Grapevine unit having a higher amount of depreciation as a percentage of revenue due to the fact that this leasehold is depreciated over a 15-year term without considering renewals.

INTEREST EXPENSE

       Interest expense increased $559,640 to $1,448,822 in 2000 compared to $889,182 in 1999. The increase reflected the additional borrowings for the completion of the Grapevine unit. As a percentage of revenues, interest expense increased to 8.7% in 2000 from 6.4% in 1999. The increase as a percentage of revenues reflected the additional borrowings during the of time of construction and the opening of the Grapevine unit without any revenues from the unit. As new units are added, we anticipate that we will incur additional interest expense.

OTHER INCOME AND EXPENSES

       Other income and expense includes interest income, miscellaneous income and amortization expense. Other expenses increased $440,256 to $535,746 in 2000 compared to $95,490 in 1999. The increase was the result of the amortization of financing costs from the WCERS financing and warrants issued during 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

       We used $1,695,357 in cash for operating activities during 2000, and used $17,767 in cash for operating activities during 1999. We had a working capital deficit of $3,495,425 at December 31, 2000, and a working capital deficit of $3,934,396 at January 2, 2000. We spent $4,493,080 in 2000 for construction and equipment for the Grapevine unit, and spent $3,129,079 during 2000 for repayments and refinancing of long-term debt.

       In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $3.2 million for the fiscal year ended December 31, 2000, and approximately $1.3 million for the fiscal year ended January 2, 2000. As of December 31, 2000, we had an accumulated deficit of $7.6 million. We currently depend upon our existing units for all of our revenues. In connection with our plans to open additional units, we expect increased pre-opening expenses. Consequently, we expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The report of our independent public accountants for the year ended December 31, 2000, includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

       In January 2000, we generated $237,500 in net proceeds from the private placement of $250,000 principal amount of convertible subordinated promissory notes. In February 2000, we generated $7,017,000 in net proceeds from the private placement of $7,500,000 principal amount convertible secured promissory notes to WCERS. We used these funds to repay $2,495,000 due Bank One (f/k/a NBD
Bank) and Crestmark Bank and to make a required capital contribution to Buck & Bass. In August 2000, we generated $1,425,000 in net proceeds from the private placement of a $1,500,000 principal amount non-convertible secured promissory note to WCERS. We used these funds and working capital to lend $1,500,000 to Buck & Bass in August 2000. Buck & Bass applied such funds to the construction of the Grapevine unit. In October 2000, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,500,000, to October 2002. Also in October 2000, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, we repaid $25,000 of principal, extended the maturity date on the remaining $25,000 of principal from January 2001 to June 2001, and adjusted the conversion price on such note from $1.9125 to $1.50. In addition, we entered into a first amendment with the holder of two of our convertible subordinated promissory notes with an aggregate principal amount of $150,000. Pursuant to such amendment, we extended the maturity date on $100,000 of principal from October 2000 to October 2001, and adjusted the conversion price on such note from $1.5252 to $1.50. In December 2000, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount non-convertible subordinated promissory note to one of our shareholders, Michael G. Eyde. We used the funds provided by the subordinated debt financings for working capital purposes.

       Since inception, our principal capital requirements have been the funding of (a) our operations and promotion of the Big Buck Brewery & Steakhouse format and (b) the construction of units and the acquisition of furniture, fixtures and equipment for such units. Total capital expenditures for the Gaylord, Grand Rapids and Auburn Hills units were approximately $6.2 million, $3.2 million and $10.2 million, respectively. Total capital expenditures of Buck & Bass for the Grapevine unit were approximately $7.6 million. Pursuant to our joint venture agreement with Bass Pro, we funded approximately $6.4 million of that cost, including our $1.5 million loan to Buck & Bass.

ADDITIONAL FINANCING IS REQUIRED FOR DEBT REPAYMENT

       Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our line of credit may require us to liquidate all or a portion of our assets. We had working capital deficits of approximately $3.5 million at December 31, 2000 and approximately $3.9 million at January 2, 2000. As of April 11, 2001, we had outstanding (1) convertible secured debt aggregating $7.5 million, (2) non-convertible secured debt of $1.5 million, (3) a line of credit for up to $1.0 million, of which we had borrowed approximately $350,000, and (4) convertible subordinated debt aggregating $900,000. Of the outstanding convertible subordinated debt, $250,000 matured in October 2000 and $100,000 matured in November 2000. We are in the process of negotiating extension agreements with such note holders. However, we cannot assure you that we will be able to extend the maturity dates of those, or any other, notes. Our outstanding debt must be repaid in full as follows:

         TYPE OF DEBT                          PRINCIPAL AMOUNT      MATURITY DATE
         ---------------------------------------------------------------------------
         Convertible Secured Debt                  $7,500,000        February 2003
         Non-Convertible Secured Debt              $1,500,000        February 2003
         Line of Credit                            $1,000,000        March 2002
         Convertible Subordinated Debt               $350,000        Immediate
         Convertible Subordinated Debt               $175,000        *
         Convertible Subordinated Debt                $25,000        June 2001
         Convertible Subordinated Debt               $300,000        October 2001
         Convertible Subordinated Debt                $50,000        January 2002

         ----------
         * Big Buck has agreed to make ten monthly payments of $18,161 (commencing May 1, 2001) and one monthly payment of $1,584 (on March 1, 2002) to repay this note in full.

       To fund the maturity of the outstanding debt, we will be required to obtain additional financing or refinance the debt. However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS COVENANT VIOLATIONS

       Among other things, we agreed with WCERS, the holder of approximately $9.0 of our secured debt, that (1) we would not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we would keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we would keep and maintain a minimum debt coverage ratio of 1.25 to 1.0 (excluding Grapevine pre-opening and financing costs), (4) we would maintain our then current cash flow position, and (5) we would not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000. We have notified WCERS that we have violated each of the foregoing covenants. Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreement. In the event of a default which is not waived under our agreements with WCERS, our assets would be at risk. Foreclosure by WCERS would force us to cease all operations. On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we have until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). We cannot assure you that we will maintain or regain compliance with the foregoing covenants or be able to repay or refinance our indebtedness to WCERS.

ADDITIONAL FINANCING IS REQUIRED FOR GRAPEVINE

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

GRAPEVINE COVENANT VIOLATIONS

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

ADDITIONAL FINANCING IS REQUIRED FOR NASHVILLE

       Without additional financing, we will be unable to develop and open the Nashville unit. We anticipate that construction of the Nashville unit will require approximately $4.0 million, including approximately $2.0 million in the form of tenant allowances provided by our landlord. Our lease agreement for the Nashville site requires us to make annual minimum base rent payments of approximately $520,000 commencing upon the earlier of the opening of the Nashville unit or August 19, 2001. These payments are required whether or not we have the financing required to develop and open the Nashville unit. In the absence of necessary financing, we will be unable to make payments required by the lease and our landlord would have the ability to declare an event of default under the lease, terminate the lease and demand all unpaid and reasonably calculable future rent over the balance of the lease term.

ADDITIONAL FINANCING REQUIRED FOR FUTURE EXPANSION

       We expect that we will continue to require significant capital resources to fund new unit development and construction. The development of any additional units will require us to obtain additional financing. The amount of financing required for new units depends on the definitive locations, site conditions, construction costs and size and type of units to be built. We cannot assure you that financing will be available on terms acceptable or favorable to us, or at all. Without such financing, our development plans will be slower than planned or even unachievable.

LIMITATIONS ON ABILITY TO INCUR ADDITIONAL INDEBTEDNESS

       We granted the following security interests to WCERS in connection with the February 2000 convertible secured debt financing and the August 2000 non-convertible secured debt financing:

       o      a pledge of our limited partnership interest in Buck & Bass,

       o a pledge of our shares of the issued and outstanding common stock of BBBP Management Company, and

       o a security interest, assignment or mortgage, as applicable, in our interest in all assets now or hereafter owned, ownership interests, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord site and the Auburn Hills site.

       We also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the approximately $5.9 million promissory note is outstanding or WCERS owns more than 15% of our common stock, elect to purchase securities offered by us, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

       Our agreement with WCERS imposes limitations on our ability to incur additional indebtedness. We agreed that we would not create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness, except for indebtedness incurred in the ordinary course of business not to exceed at any time $1.5 million in the aggregate. Any indebtedness not in the ordinary course of business or in excess of $1.5 million requires the approval of WCERS. These restrictions may impede our ability to secure financing for future expansion and continued operations. Our failure to raise capital when needed would have a material adverse effect on our business, operating results, cash flows and financial condition.

SHORT-TERM LIQUIDITY PLANS

       Subsequent to December 31, 2000, we obtained a line of credit from Crestmark Bank for up to $1,000,000. The collateral on this line of credit is a $1,000,000 million letter of credit from WCERS. This letter of credit is valid through March 2002. As of April 11, 2001, we had borrowed approximately $350,000 under the line of credit for working capital purposes.

       In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003. As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003. Also, in February 2001, we issued 323,406 shares of our common stock to WCERS in lieu of $327,610 in principal and/or interest otherwise payable to WCERS in February, March, April and May 2001.

       In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73. Also in March 2001, we entered into a first amendment with Michael G. Eyde, one of our shareholders and the holder of our non-convertible subordinated promissory note with a principal amount of $100,000. Pursuant to such agreement, we made such note convertible into shares of our common stock at a conversion price of $1.00 and extended the maturity date of such note until October 2001. In addition, we entered into another first amendment with Michael G. Eyde, one of our shareholders and the holder of one of our convertible subordinated promissory notes with a principal amount of $100,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.9188 to $1.00.

       In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73.

       We are exploring the possibility of refinancing our Gaylord unit to provide us with the liquidity required to repay current maturities of existing indebtedness, to discharge of record outstanding liens and claims in connection with the Grapevine unit and to fund initial construction of the Nashville unit. We anticipate that WCERS will provide us with approval for such refinancing. Assuming that we obtain such refinancing, we will then seek to have WCERS convert its convertible secured promissory note with a principal amount of approximately $1.6 million into shares of our common stock. The elimination of certain WCERS debt service obligations would provide us with additional working capital for operations. Should we be unable to pay off current maturities of existing indebtedness, discharge of record outstanding liens and claims in connection with the Grapevine unit or fund initial construction of the Nashville unit, our business, operating results, cash flows and financial condition would be materially adversely affected.

       We plan to explore the possibility of expanding our relationship with the Mills Corporation to develop and open Big Buck Brewery & Steakhouses adjacent to Bass Pro Outdoor World superstores in several other cities, including, but not limited to, each of the following markets: Atlanta, Ft. Lauderdale and the Washington, D.C. area. We cannot assure you that we will enter into agreements to develop and open additional units. We must raise substantial proceeds to finance any expansion. However, we believe that the Mills Corporation would provide substantial tenant allowances, thereby reducing the amount of other capital we would be required to raise in connection with future expansion involving the Mills Corporation.

SEASONALITY

       Our operating results are expected to fluctuate based on seasonal patterns. Based on our existing units, we anticipate that our highest revenues will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. We believe, however, that additional expansion into markets outside Michigan, if any, will mitigate the effect of seasonality on our business. Quarterly results in the future are also likely to be substantially affected by the timing of new unit openings. Because of the effect of seasonality on our business and the impact of new unit openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for a full fiscal year.

CAUTIONARY STATEMENT

       BIG BUCK BREWERY & STEAKHOUSE, INC., OR PERSONS ACTING ON OUR BEHALF, OR OUTSIDE REVIEWERS RETAINED BY US MAKING STATEMENTS ON OUR BEHALF, OR UNDERWRITERS OF OUR SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

       THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

WE HAVE INCURRED LOSSES AND WE EXPECT TO INCUR SUBSTANTIAL FUTURE LOSSES. THIS MAY PREVENT US FROM RAISING CAPITAL AND CONTINUING OPERATIONS.

       In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $3.2 million for the fiscal year ended December 31, 2000, and approximately $1.3 million for the fiscal year ended January 2, 2000. As of December 31, 2000, we had an accumulated deficit of $7.6 million. We currently depend upon our existing units for all of our revenues. In connection with our plans to open additional units, we expect increased pre-opening expenses. Consequently, we expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The report of our independent public accountants for the year ended December 31, 2000, includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

WE HAVE A LIMITED OPERATING HISTORY AND WE HAVE OPENED ONLY FOUR RESTAURANTS, MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS PROSPECTS.

       In May 1995, we opened our first Big Buck Brewery & Steakhouse. To date, we have opened four Big Buck Brewery & Steakhouses. Accordingly, our operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be evaluated in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of a business. We cannot assure you that future operations of any unit will be profitable. Future revenues and profits, if any, will depend upon various factors, including:

       o      the quality of restaurant and brewery operations,

       o      the acceptance of our food and beer, and

       o      general economic conditions.

       We cannot assure you that we will operate profitably or that we will successfully implement our plans to open additional units, in which case we will continue to depend on the revenues of our existing units.

WE MAY BE UNABLE TO REPAY CURRENT MATURITIES OF EXISTING INDEBTEDNESS, FORCING US TO LIQUIDATE ALL OR A PORTION OF OUR ASSETS.

OVERVIEW

       Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our line of credit may require us to liquidate all or a portion of our assets. We had working capital deficits of approximately $3.5 million at December 31, 2000 and approximately $3.9 million at January 2, 2000. As of April 11, 2001, we had outstanding (1) convertible secured debt aggregating $7.5 million, (2) non-convertible secured debt of $1.5 million, (3) a line of credit for up to $1.0 million, of which we had borrowed approximately $350,000, and (4) convertible subordinated debt aggregating $900,000. Of the outstanding convertible subordinated debt, $250,000 matured in October 2000 and $100,000 matured in November 2000. We are in the process of negotiating extension agreements with such note holders. However, we cannot assure you that we will be able to extend the maturity dates of those, or any other, notes. Our outstanding debt must be repaid in full as follows:

         TYPE OF DEBT                     PRINCIPAL AMOUNT     MATURITY DATE
         ---------------------------------------------------------------------------
         Convertible Secured Debt             $7,500,000       February 2003
         Non-Convertible Secured Debt         $1,500,000       February 2003
         Line of Credit                       $1,000,000       March 2002
         Convertible Subordinated Debt          $350,000       Immediate
         Convertible Subordinated Debt          $175,000       *
         Convertible Subordinated Debt           $25,000       June 2001
         Convertible Subordinated Debt          $300,000       October 2001
         Convertible Subordinated Debt           $50,000       January 2002

         ----------
         * Big Buck has agreed to make ten monthly payments of $18,161 (commencing May 1, 2001) and one monthly payment of $1,584 (on March 1, 2002) to repay this note in full.

CONVERTIBLE SECURED AND NON-CONVERTIBLE SECURED DEBT

       We granted the following security interests to WCERS in connection with the February 2000 convertible secured debt financing and the August 2000 non-convertible secured debt financing:

       o      a pledge of our limited partnership interest in Buck & Bass,

       o a pledge of our shares of the issued and outstanding common stock of BBBP Management Company, and

       o a security interest, assignment or mortgage, as applicable, in our interest in all assets now or hereafter owned, ownership interests, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord site and the Auburn Hills site.

       We also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the approximately $5.9 million promissory note is outstanding or WCERS owns more than 15% of our common stock, elect to purchase securities offered by us, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

       Among other things, we agreed with WCERS that (1) we would not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we would keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we would keep and maintain a minimum debt coverage ratio of 1.25 to 1.0 (excluding Grapevine pre-opening and financing costs), (4) we would maintain our then current cash flow position, and
(5) we would
not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000. We have notified WCERS that we have violated each of the foregoing covenants. Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreement. In the event of a default which is not waived under our agreements with WCERS, our assets would be at risk. Foreclosure by WCERS would force us to cease all operations. On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we have until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). We cannot assure you that we will maintain or regain compliance with the foregoing covenants or be able to repay or refinance our indebtedness to WCERS.

LINE OF CREDIT

       Subsequent to December 31, 2000, we obtained a line of credit from Crestmark Bank for up to $1.0 million. The collateral on this line of credit is a $1.0 million letter from WCERS. This letter of credit is valid through March 2002. As of April 11, 2001, we had borrowed approximately $350,000 under this line of credit for working capital purposes.

CONVERTIBLE SUBORDINATED PROMISSORY NOTES

       To fund the maturity of the outstanding convertible subordinated promissory notes, we will be required to obtain additional financing or refinance the debt. However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition. As of April 11, 2001, our outstanding convertible subordinated promissory notes had the following terms and conditions:

       Principal                Date of            Maturity           Shares Issuable            Conversion
         Amount                 Issuance             Date             Upon Conversion               Price
-------------------------     ------------      -------------     ----------------------     -------------------
         $250,000              10-11-99            10-01-00               169,468                  $1.4752
         $100,000              11-17-99            11-01-00                41,233                  $2.4252
         $175,000              10-11-99                  *                   **                    $0.73
         $ 25,000              01-27-00            06-27-01                16,666                  $1.50
         $100,000              01-19-00            10-01-01               100,000                  $1.00
         $100,000              12-04-00            10-01-01               100,000                  $1.00
         $100,000              10-08-99            10-07-01                66,666                  $1.50
         $ 50,000              01-27-00            01-01-02                68,493                  $0.73

         ----------
         * Big Buck has agreed to make ten monthly payments of $18,161 (commencing May 1, 2001) and one monthly payment of $1,584 (on March 1, 2002) to repay this note in full.

         **     Based upon $175,000 in principal, the holder could convert the note into 239,726 shares.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL WHEN REQUIRED, WE WILL BE REQUIRED TO SCALE BACK OR ELIMINATE OUR EXPANSION PLANS AND WE MAY BE REQUIRED TO SCALE BACK OUR OPERATIONS.

       Our ability to execute our business strategy depends on our ability to obtain substantial financing for the development of additional units and continued operations. If additional capital does not become available to us when required, we will be required to scale back or eliminate our expansion plans and we may be required to scale back our operations. We cannot assure you that we will be able to secure additional financing when required. If we are able to obtain financing, we cannot assure you that it will be on favorable or acceptable terms. To obtain additional financing, we anticipate that we will be required to sell additional debt or equity securities. New investors may seek and obtain substantially better terms than those available in connection with open market purchases and our issuance of securities in the future may result in substantial dilution.

       Without additional financing, we will be unable to develop and open the Nashville unit. We anticipate that construction of the Nashville unit will require approximately $4.0 million, including approximately $2.0 million in the form of tenant allowances provided by our landlord. Our lease agreement for the Nashville site requires us to make annual minimum base rent payments of approximately $520,000 commencing upon the earlier of the opening of the Nashville unit or August 19, 2001. These payments are required whether or not we have the financing required to develop and open the Nashville unit. In the absence of necessary financing, we will be unable to make payments required by the lease and our landlord would have the ability to declare an event of default under the lease, terminate the lease and demand all unpaid and reasonably calculable future rent over the balance of the lease term. Effective September 18, 2001, we may be required to pay a $400 per day fee for each day that the Nashville unit is not open for business. If we are required to the minimum annual base rent before the unit opens, if we are required to pay a late fee in connection with a delayed opening, or if we are required to pay in excess of the minimum annual base rent, the funds available to us for working capital and expansion plans will be reduced.

       Our agreement with WCERS imposes limitations on our ability to incur additional indebtedness. We agreed that we would not create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness, except for indebtedness incurred in the ordinary course of business not to exceed at any time $1.5 million in the aggregate. Any indebtedness not in the ordinary course of business or in excess of $1.5 million requires the approval of WCERS. These restrictions may impede our ability to secure financing for future expansion and continued operations. Our failure to raise capital when needed would have a material adverse effect on our business, operating results, cash flows and financial condition.

IF WE ARE UNABLE TO ACHIEVE AND MANAGE EXPANSION, WE WILL BE FORCED TO RELY UPON OUR EXISTING RESTAURANTS FOR ALL OF OUR REVENUES.

       In addition to the availability of adequate financing, successful expansion of our operations will depend upon a variety of factors, some of which are currently unknown or beyond our control, including:

       o customer acceptance of Big Buck Brewery & Steakhouses and Big Buck Beer(R),

       o the ability of our management to identify suitable sites and to negotiate purchases of such sites,

       o the ability of our management to secure future joint venture agreements or other methods of financing,

       o      timely and economic development and construction of our units,

       o      timely approval from local governmental authorities,

       o      our hiring of skilled management and other personnel,

       o the ability of our management to apply its policies and procedures to a larger number of units,

       o      our general ability to successfully manage growth, and

       o      the general state of the economy.

       We cannot assure you that we will be able to open the Nashville unit or any other units.

OUR INTEREST IN THE GRAPEVINE UNIT MAY BE REDUCED OR ELIMINATED BY BASS PRO.

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

IF BUCK & BASS IS REQUIRED TO PAY MORE THAN THE MINIMUM ANNUAL BASE RENT FOR THE GRAPEVINE SITE, FUNDS AVAILABLE TO US FOR WORKING CAPITAL AND EXPANSION PLANS WILL BE REDUCED.

       Pursuant to a commercial sublease agreement, Buck & Bass leases the Grapevine site from Bass Pro over a 15-year term. Buck & Bass is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year; provided, however, that the minimum annual base rent is $385,000. Bass Pro may terminate the sublease in the event of a default which is not cured within the applicable grace period. In March 2000, we agreed with Bass Pro in writing to revise the definition of default under the sublease. As amended, the sublease provides that a default includes, but is not limited to:

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

IF WE ARE REQUIRED TO PAY MORE THAN THE MINIMUM ANNUAL BASE RENT FOR THE GRAND RAPIDS OR AUBURN HILLS SITES, FUNDS AVAILABLE TO US FOR WORKING CAPITAL AND EXPANSION PLANS WILL BE REDUCED.

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

       In August 1997, we entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site to one of our shareholders, Michael G. Eyde, for $4.0 million. In connection with this transaction, we granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of our common stock to Mr. Eyde. We lease the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000, over a 25-year term. In addition to the annual base rent, we are obligated to pay an annual percentage rent of 5.25% on gross sales at the site in excess of $8.0 million per year. We were required to pay Mr. Eyde annual percentage rent of $46,000 and $17,970 based upon annual gross sales for the first and third years of the lease term, respectively. Annual gross sales for the second year of the lease term did not exceed $8.0 million.

       Annual percentage rent is required whether or not such units are profitable. If we are required to pay annual percentage rent, the funds available to us for working capital and expansion plans will be reduced.

IF WE DEFAULT AND THE LESSOR OF THE GRAND RAPIDS SITE OR THE LESSOR OF THE AUBURN HILLS SITE TERMINATES THE RELATED LEASE, WE WOULD BE UNABLE TO CONTINUE OPERATING SUCH UNIT.

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

IF WE ARE REQUIRED TO REPURCHASE THE GRAND RAPIDS SITE OR THE AUBURN HILLS SITE AND CANNOT DO SO, WE WOULD BE UNABLE TO CONTINUE OPERATING SUCH UNIT.

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

WE MAY BE UNABLE TO COMPETE WITH LARGER, BETTER ESTABLISHED RESTAURANT COMPETITORS.

       The restaurant industry is highly competitive with respect to price, service, location and food quality, including taste, freshness and nutritional value. New restaurants have a high failure rate. New restaurants generally experience a decline in revenue growth, or in actual revenues, following a period of excitement that accompanies their opening. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the unavailability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which we have no control. We face numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than we do. We also compete with a large variety of locally owned restaurants, diners and other establishments that offer moderately priced food to the public and with other microbrewery restaurants in a highly competitive microbrewery and brewpub restaurant market. Other restaurants and companies could utilize the Big Buck Brewery & Steakhouse format or a related format. We cannot assure you that we will be able to respond to various competitive factors affecting the restaurant industry.

WE MAY BE UNABLE TO COMPETE WITH LARGER, BETTER ESTABLISHED COMPETITORS IN THE BREWING INDUSTRY.

       The domestic beer market is highly competitive due to:

       o the enormous advertising and marketing expenditures by national and major regional brewers,

       o the proliferation of microbreweries, regional craft breweries, brewpubs and other small craftbrewers,

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

IF WE EXPERIENCE DIFFICULTY OPERATING BREWERIES AT SEPARATE UNITS, OUR EXPENSES MAY INCREASE AND CONSUMERS MAY NOT ACCEPT OUR BEERS.

       Our strategy includes operating a brewery at each unit. Successful operation of separate breweries will require us to overcome various organizational challenges such as increasing and maintaining production and establishing and maintaining quality control over numerous geographically separated units.

A CONTAMINATION PROBLEM IN OUR PRODUCTS COULD SERIOUSLY DAMAGE OUR REPUTATION AND MATERIALLY DECREASE OUR REVENUES.

       Our brewing operations are subject to certain hazards and liability risks faced by all brewers, such as potential contamination of ingredients or products by bacteria or other external agents that may be wrongfully or accidentally introduced into products or packaging. Our products are not pasteurized. While we have never experienced a contamination problem in our products, the occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality. Our operations are also subject to certain injury and liability risks normally associated with the operation and possible malfunction of brewing and other equipment. Although we maintain insurance against certain risks under various general liability and product liability insurance policies, we cannot assure you that our insurance will be adequate.

OUR OPERATIONS DEPEND UPON OBTAINING AND MAINTAINING GOVERNMENTAL LICENSES AND PERMITS REQUIRED FOR BREWING BEER AND SELLING WINE AND BEER.

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

STATE LIQUOR LAWS MAY IMPEDE OUR GROWTH, LIMITING OUR FUTURE REVENUES.

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

IF WE ARE UNABLE TO COMPLY WITH APPLICABLE RESTAURANT REGULATIONS, WE WILL BE UNABLE TO OPERATE; COMPLIANCE WITH SUCH REGULATIONS MAY INCREASE OUR OPERATING EXPENSES.

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

WE MAY FACE LIABILITY UNDER DRAM-SHOP LAWS.

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

WE MUST PAY FEDERAL AND STATE EXCISE TAXES ON OUR BEER AND WINE; WE MAY BE UNABLE TO RETAIN THE CREDITS THAT HELP US TO OFFSET PART OF SUCH TAXES.

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

       We are also subject to federal and state excise taxes on the wine we sell in our Michigan units. The federal government imposes an excise tax, which is determined by wine gallon sold. For still wines containing not more than 14% of alcohol by volume the rate is $1.07 per wine gallon; for still wines containing more than 14% but not exceeding 21% of alcohol by volume, the rate is $1.57 per wine gallon; for still wines containing more than 21% but not more than 24% of alcohol by volume, the rate is $3.15 per wine gallon; for champagne and other sparkling wines the rate is $3.40 per wine gallon; and for artificially carbonated wines, the rate is

$3.30 per wine gallon. Persons who produce not more than 250,000 gallons of wine during the calendar year are granted a federal tax credit of $0.90 per wine gallon on the first 100,000 gallons of wine, but not for champagne and other sparkling wines. This credit is reduced by one percent for each 1,000 gallons of wine produced in excess of 150,000 gallons of wine during the calendar year. Michigan also imposes an excise tax per liter of wine sold, with an excise tax rate of $0.135 per liter for wine at or under 16% alcohol content, and $0.20 per liter for wine above 16% alcohol content.

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

THE LOSS OF KEY PEOPLE, INCLUDING WILLIAM F. ROLINSKI, ANTHONY P. DOMBROWSKI AND TIMOTHY J. PUGH, COULD ADVERSELY AFFECT US.

       Our future success depends in large part upon the continued service of our key management personnel, including William F. Rolinski, Anthony P. Dombrowski and Timothy J. Pugh. Given our limited operating history, we depend on our ability to identify, hire, train and motivate qualified personnel necessary to enable us to continue operations. We do not have key person life insurance policies on any of our employees. The departure of key employees could have a material adverse effect on our business, operating results, cash flows and financial condition. Our success will also depend upon our ability to attract and retain qualified people, including additional management personnel. We cannot assure you that our current employees will continue to work for us or that we will be able to obtain the services of additional personnel necessary for our growth. To date, we have not entered into any agreements providing for the continued employment of our personnel.

IF WE DO NOT MAINTAIN OUR NASDAQ LISTING, YOU MAY HAVE DIFFICULTY RESELLING YOUR SECURITIES.

       Our common stock, Class A Warrants and units are currently listed on the Nasdaq SmallCap Market. We cannot assure you that an active public market will develop or be sustained for our securities. In addition, if any of our securities do not continue to trade on the Nasdaq SmallCap Market, the securities would become subject to certain rules of the SEC relating to "penny stocks." Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market.

WE MAY REDEEM OUR OUTSTANDING CLASS A WARRANTS, CAUSING YOU TO LOSE YOUR RIGHT TO EXERCISE SUCH SECURITIES.

       We may redeem our outstanding Class A Warrants at any time for $0.01 per warrant, on 30 days prior written notice, if the high closing bid price of our common stock exceeds $9.00 per share, subject to customary antidilution adjustments, for 20 consecutive trading days. If the Class A Warrants are redeemed, those warrant holders will lose their right to exercise the warrants except during such 30-day redemption period. Redemption of the Class A Warrants could force the holders to exercise the warrants at a time when it may be disadvantageous for the holders to do so or to accept the redemption price of $0.01 per warrant.

OUR MANAGEMENT POSSESSES SIGNIFICANT CONTROL WHICH COULD REDUCE YOUR ABILITY TO RECEIVE A PREMIUM FOR YOUR SECURITIES THROUGH A CHANGE IN CONTROL.

       As of April 11, 2001, our officers and directors beneficially owned approximately 43.1% of our outstanding common stock. Accordingly, such persons can:

       o exert substantial influence over the composition of our board of directors,

       o      generally direct our affairs, and

       o may have the power to control the outcome of shareholder approvals of business acquisitions, mergers and combinations and other actions.

       We are also subject to Michigan statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of common stock which may hinder or delay a change in control.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY RESULT IN DECREASES IN THE MARKET PRICE OF OUR SECURITIES.

       Our sales and earnings are expected to fluctuate based on seasonal patterns. Based on our existing units, we anticipate that our highest earnings will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. We believe, however, that additional expansion into markets outside Michigan, if any, will mitigate the effect of seasonality on our business. Quarterly results in the future are also likely to be substantially affected by the timing of new unit openings. Because of the effect of seasonality on our business and the impact of new unit openings, results for any quarter are not necessarily indicative of the results for a full fiscal year.

YOU MAY NOT BE ABLE TO SELL OUR SECURITIES AT THE SAME PRICE AT WHICH YOU PURCHASE OUR SECURITIES DUE TO SIGNIFICANT VOLATILITY IN THE MARKET PRICE OF OUR SECURITIES.

       The market price of our common stock has been subject to significant fluctuations in response to numerous factors, including:

       o variations in our annual or quarterly financial results or those of our competitors,

       o changes by financial research analysts in their estimates of our earnings or those of our competitors,

       o conditions in the economy in general or in the brewing industry in particular,

       o      unfavorable publicity, and

       o changes in applicable laws and regulations, or judicial or administrative interpretations thereof, affecting us or the brewing industry.

       During 1999, our common stock ranged from a high of $3.1875 per share on January 27, 1999 and January 28, 1999, to a low of $1.25 per share on October 12, 1999 and December 29, 1999. During 2000, our common stock ranged from a high of $2.875 per share on February 7, 2000, to a low of $0.5625 per share on December 29, 2000. We cannot assure purchasers of our securities that they will be able to sell such securities at or above the prices at which they were purchased.

THE SALE OF ADDITIONAL SECURITIES MAY BE DILUTIVE TO EXISTING SECURITY HOLDERS.

       We had 5,797,968 shares of common stock outstanding as of April 11, 2001. On that date, we also had warrants, stock options, convertible debt and other rights outstanding to purchase an additional 10,760,818 shares of common stock, exercisable at prices ranging from $0.73 to $8.00 per share. We have also registered certain shares of our common stock for resale on the public market. The sale of such shares, and the sale of additional shares which may become eligible for sale in the public market from time to time upon the exercise of warrants, stock options, convertible debt and other rights, may be dilutive to existing security holders and could have the effect of depressing the market price of our securities.

ITEM 7   FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
BIG BUCK BREWERY & STEAKHOUSE, INC.
Report of Independent Public Accountants................................................   36
Consolidated Financial Statements
         Consolidated Balance Sheets....................................................   37
         Consolidated Statements of Operations..........................................   38
         Consolidated Statements of Shareholders' Equity................................   39
         Consolidated Statements of Cash Flows..........................................   40
         Notes Consolidated to Financial Statements.....................................   41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Big Buck Brewery & Steakhouse, Inc.:

       We have audited the accompanying consolidated balance sheet of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of January 2, 2000 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Big Buck's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Buck Brewery & Steakhouse, Inc. as of January 2, 2000 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ PLANTE & MORAN, LLP


Grand Rapids, Michigan,
April 9, 2001

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                           Consolidated Balance Sheets

                                                                       December 31,       January 2,
                                   ASSETS                                  2000              2000
CURRENT ASSETS:
   Cash                                                                $     22,901    $    369,228
   Accounts receivable                                                      385,536         233,273
   Inventories (Note 1)                                                     309,906         235,671
   Prepaids and other                                                       384,669         318,775
                                                                       ------------    ------------

        Total current assets                                              1,103,012       1,156,947

PROPERTY AND EQUIPMENT (Note 1)                                          24,030,987      19,730,766

OTHER ASSETS, net                                                         1,094,367         573,487
                                                                       ------------    ------------

                                                                       $ 26,228,366    $ 21,461,200
                                                                       ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $  2,972,225    $  2,152,242
   Accrued expenses                                                         676,555         451,855
   Current maturities of long-term obligations                              949,657       2,487,246
                                                                       ------------    ------------
        Total current liabilities                                         4,598,437       5,091,343

LONG-TERM OBLIGATIONS, less current maturities (Note 2)                  14,379,594       6,721,083
                                                                       ------------    ------------
        Total liabilities                                                18,978,031      11,812,426

MINORITY INTEREST (Note 8)                                                  463,811         147,340

SHAREHOLDERS' EQUITY (Notes 5 and 6):

   Common stock, $0.01 par value, 20,000,000 shares authorized;
        5,474,562 and 5,405,481 shares issued and outstanding                54,746          54,055
   Warrants                                                                 153,650         153,650
   Additional paid-in capital                                            14,153,174      13,685,520
   Accumulated deficit                                                   (7,575,046)     (4,391,791)
                                                                       ------------    ------------

        Total shareholders' equity                                        6,786,524       9,501,434
                                                                       ------------    ------------

                                                                       $ 26,228,366    $ 21,461,200
                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      Consolidated Statements of Operations

                                                               For the Years Ended
                                                           December 31,     January 2,
                                                               2000            2000
REVENUE:
   Restaurant sales                                        $ 16,230,185    $ 13,378,684
   Wholesale and retail sales                                   408,097         503,227
                                                           ------------    ------------
        Total revenue                                        16,638,282      13,881,911
                                                           ------------    ------------

COSTS AND EXPENSES:
   Cost of sales                                              5,676,108       4,601,503
   Restaurant salaries and benefits (Notes 6 and 7)           5,131,584       4,144,362
   Operating expenses                                         3,981,450       2,878,544
   Depreciation                                                 961,003         769,609
   Preopening costs                                             494,630         226,043
   General and administrative expenses                        1,675,700       1,566,103
                                                           ------------    ------------
        Total costs and expenses                             17,920,475      14,186,164
                                                           ------------    ------------

LOSS FROM OPERATIONS                                         (1,282,193)       (304,253)
                                                           ------------    ------------

OTHER EXPENSE:
   Interest expense                                          (1,448,822)       (889,182)
   Amortization of financing cost                              (535,746)        (95,490)
                                                           ------------    ------------
        Other expense, net                                   (1,984,568)       (984,672)
                                                           ------------    ------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST               (3,266,761)     (1,288,925)

INCOME TAX EXPENSE                                                   --              --
                                                           ------------    ------------

LOSS BEFORE MINORITY INTEREST                                (3,266,761)     (1,288,925)

MINORITY INTEREST SHARE OF JOINT VENTURE LOSS                    83,506              --

NET LOSS                                                   $ (3,183,255)   $ (1,288,925)
                                                           ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                    $      (0.59)   $      (0.24)
                                                           ============    ============

OUTSTANDING WEIGHTED AVERAGE SHARES                           5,422,102       5,405,481
                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                 Consolidated Statements of Shareholders' Equity
                               For the Years Ended

                                                                                       ADDITIONAL
                                                         COMMON STOCK                    PAID-IN      ACCUMULATED
                                                       SHARES     AMOUNT    WARRANTS     CAPITAL        DEFICIT         TOTAL
BALANCE, January 3, 1999                             5,285,000   $ 52,850   $153,650   $13,407,694   $(3,102,866)   $ 10,511,328
  Issuance of common stock                             120,481      1,205         --       248,793            --         249,998
  Issuance of warrants for services                         --         --         --        29,033            --          29,033
  Net loss                                                  --         --         --            --    (1,288,925)     (1,288,925)
                                                     ---------   --------   --------   -----------   -----------    ------------
BALANCE, January 2, 2000                             5,405,481     54,055    153,650    13,685,520    (4,391,791)      9,501,434
  Issuance of warrants for services rendered                --         --         --        57,866            --          57,866
  Issuance of warrants to WCERS                             --         --         --       300,000            --         300,000
  Issuance of warrants to Mike Eyde                         --         --         --        28,750            --          28,750
  Issuance of common stock for employee stock
    purchase plan at $1.447655                          15,374        154         --        22,103            --          22,256
  Conversion of Debt into common stock
    at $1.4752                                          33,893        339         --        49,660            --          49,999
  Issuance of common stock for employee stock
    purchase plan at $0.478125                          19,814        198         --         9,275            --           9,474
  Net loss                                                  --         --         --            --    (3,183,255)     (3,183,255)
                                                     ---------   --------   --------   -----------   -----------    ------------
BALANCE, December 31, 2000                           5,474,562     54,746    153,650    14,153,174    (7,575,046)      6,786,524
                                                     =========   ========   ========   ===========   ===========    ============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      Consolidated Statements of Cash Flows

                                                                                 For the Years Ended
                                                                            ----------------------------
                                                                             December 31,     January 2,
                                                                                 2000            2000
                                                                            -------------  -------------
OPERATING ACTIVITIES:
   Net loss                                                                 $(3,183,255)   $(1,288,925)
   Adjustments to reconcile net loss to cash flows used in
    operating activities--
       Depreciation and amortization                                          1,488,609        895,580
       Loss on sale of property                                                  46,998             --
       Minority interest's share of joint venture loss                          (83,506)            --
       Change in operating assets and liabilities:
         Accounts receivable                                                   (152,263)       (17,126)
         Inventories                                                            (74,235)        72,615
         Prepaids and other                                                    (136,577)       (43,956)
         Accounts payable                                                       336,454        621,260
         Accrued expenses                                                       224,700       (257,215)
                                                                            -----------    -----------

            Net cash used in operating activities                            (1,533,075)       (17,767)
                                                                            -----------    -----------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (4,409,574)    (1,046,456)
   Sale of short-term investments, net                                               --          2,105
                                                                            -----------    -----------

            Net cash used in investing activities                            (4,409,574)    (1,044,351)
                                                                            -----------    -----------

FINANCING ACTIVITIES:
   Borrowings under long-term debt                                            9,300,000        778,000
   Payments on long-term debt and capital lease obligations                  (3,129,079)      (244,228)
   Payment of deferred financing costs                                         (606,330)            --
   Proceeds from minority partner                                                    --        147,340
   Proceeds from sale of common stock                                            31,731        249,998
                                                                            -----------    -----------

            Net cash provided by financing activities                         5,596,322        931,110
                                                                            -----------    -----------

INCREASE (DECREASE) IN CASH                                                    (346,327)      (131,008)

CASH, beginning of year                                                         369,228        500,236
                                                                            -----------    -----------

CASH, end of year                                                           $    22,901    $   369,228
                                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

   Interest paid                                                            $ 1,497,398    $   891,853
   Income taxes paid                                                                 --             --
NONCASH TRANSACTIONS:
   Issuance of common stock, stock options and warrants for property
     and services                                                               386,614         29,033
   Accounts payable assumed for purchase of equipment                           800,000        605,951
   Conversion of long-term debt to common stock                                  50,000             --
   Noncash contribution by minority partner                                     399,976             --

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                   Notes to Consolidated Financial Statements
                      December 31, 2000 and January 2, 2000

1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Big Buck Brewery & Steakhouse, Inc. (f/k/a Michigan Brewery, Inc.) develops and operates microbrewery/restaurants under the name "Big Buck Brewery & Steakhouse." As of December 31, 2000, the Company owned and operated three units in the state of Michigan. The first unit opened in Gaylord, Michigan, on May 26, 1995. The Gaylord unit is utilized for bottling and wholesale distribution of its private label beer. Subsequent Michigan units opened on March 17, 1997 in Grand Rapids and on October 1, 1997 in Auburn Hills, a suburb of Detroit. On August 31, 2000, the Company opened a fourth unit in Grapevine, Texas, a suburb of Dallas. This unit is operated by Buck & Bass, L.P. pursuant to a joint venture agreement between the Company and Bass Pro Outdoor World, L.P.

The Company incurred a net loss of $3,183,255 in 2000 and $1,288,925 in 1999. The Company has a limited operating history, and future revenues and attaining profitability from operations will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept, reaching critical mass to support corporate overhead and general economic conditions. The Company's ability to meet its expansion plan and achieve profitability depends on its ability to obtain substantial financing for the development of additional units. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

FISCAL YEAR

The Company has adopted a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year. All references herein to "2000" and "1999" represent the fiscal years ended December 31, 2000 (a 52 week year) and January 2, 2000 (a 52 week year), respectively.

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

                                                                December 31,        January 2,
                                                                    2000               2000
                                                                ------------       -----------
Food.......................................................     $  145,610         $   97,673
Brewery (including wine and liquor)........................        116,416             93,093
Retail goods...............................................         47,880             44,905
                                                                ----------         ----------
                                                                $  309,906         $  235,671
                                                                ==========         ==========

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

Property and equipment consisted of the following at:

                                                                December 31,       January 2,        Estimated
                                                                    2000              2000          Useful Lives
                                                               -------------      ------------     -------------
Land and improvements                                           $  5,052,914      $  5,057,914      20 years for
                                                                                                    improvements
Leasehold improvements                                             5,836,092                --      15 years
Building and Improvements                                          9,261,213         9,261,213      40 years
Brewery equipment                                                  2,656,518         2,011,015      12-30 years
Restaurant equipment                                               1,838,876         1,309,831      10 years
Furniture, fixtures and equipment                                  2,672,118         2,124,286      5-7 years
Construction in progress                                              67,178         2,387,694
                                                                ------------      ------------
     Total property and equipment                                 27,384,908        22,151,953
Accumulated depreciation                                          (3,353,921)       (2,421,187)
                                                                ------------      ------------
     Net carrying amount                                        $ 24,030,987      $ 19,730,766
                                                                ============      ============

INCOME TAXES

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of the Company's assets and liabilities using currently enacted tax rates.

BASIC LOSS PER SHARE

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

2.     LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following as of:

                                                                                     December 31,      January 2,
                                                                                         2000             2000
                                                                                    --------------    ------------
Convertible note payable to the Wayne County Employees' Retirement System
   (WCERS), with monthly payments beginning April 1, 2000, in an amount which would fully amortize the principal and interest over a period of 300 months, which approximates $53,400, including interest at 10%. The unpaid balance is due in February 2003 and is convertible into common stock at $2.42 per share
   at any time during the agreement                                                   5,840,271               --
Convertible notes payable to WCERS, with monthly payments of
   $14,756 including interest at 10%.  In February 2001, the maturity date was extended to February 2003.  The note is convertible into common stock at $2.42 per share.  This note is guaranteed by a shareholder of the
   Company                                                                            1,613,980               --
Equipment note payable to WCERS, with monthly interest payments at
   11%.  In February 2001, the maturity date was extended to February
   2003                                                                               1,500,000               --
Capital lease obligations (see below)                                                 5,400,000        5,400,000
Mortgage note payable to bank, monthly principal payments of $5,760 plus interest at 10.2%, remaining balance due on October 1, 2000, collateralized by all assets of the Company and guaranteed by certain shareholders. In February 2000, this note was paid off with proceeds
   from WCERS                                                                                --        1,496,996
Note payable to bank, monthly payments of interest only at 10.0%, balance due on May 15, 1999, collateralized by all assets of the
   Company.  In February 2000, this note was paid off with proceeds
   from WCERS                                                                                --        1,428,000
Note payable to bank, monthly principal payments of $13,333 plus interest at 10.2%, remaining balance due on October 1, 2000, collateralized by all assets of the Company and guaranteed by certain shareholders.  In February 2000, this note was paid off with proceeds
   from WCERS                                                                                --          133,333
Convertible subordinated promissory notes payable to various investors,
   bearing interest at 10%, due October 2000 through November 2000                      350,000          650,000
Convertible subordinated promissory notes payable to various investors,
   bearing interest at 10%, due June 2001 through March 2002                            525,000          100,000
Convertible subordinated promissory note payable to shareholder, monthly interest payments at 12.75%, remaining balance due October 1, 2001.  The
   note is unsecured                                                                    100,000               --
                                                                                    -----------       ----------
                  Total                                                              15,329,251        9,208,329
Less-Current maturities                                                                 949,657        2,487,246
                                                                                    -----------       ----------
                  Long-term obligations                                             $14,379,594       $6,721,083
                                                                                    ===========       ==========

The Notes payable to WCERS are collateralized by all assets of the Company, the Company's limited partnership interest in Buck & Bass, L.P., and a pledge of the Company's shares of the issued and outstanding common stock of BBBP Management Company. The debt agreements with WCERS contain certain financial covenants, including minimum tangible net worth, debt coverage, working capital and liabilities to tangible net worth ratios. At December 31, 2000, the Company was not in compliance with the debt coverage and working capital ratios. On April 3, 2001, the Company entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) the Company must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) the Company has until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).

In April 1997, the Company entered into a real estate sale and leaseback agreement with a shareholder of the Company, for the land and property of its Grand Rapids unit. The Company received proceeds of $1,400,000 and in return, entered into a ten-year lease with a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 and percentage rent provisions. In March 2000, the lease was amended to adjust the gross sales level over which annual percentage rent is payable to $1,500,000 per year. As amended, the lease further provides that, commencing April 2000, in the event gross sales, as defined, do not exceed $1,500,000, for any lease year, the Company is obligated to repurchase the land and property for $1.4 million, plus $70,000 for each lease year on a pro rata basis. The lessor also has the option to require the Company to repurchase the Grand Rapids site after the seventh full lease year for the same price. Should a repurchase be required, the Company believes that it would be able to obtain mortgage financing sufficient to pay the required purchase price. There can be no assurance that such mortgage financing in the event repurchase were required, would be available on terms acceptable to Big Buck, or at all.

In August 1997, the Company entered into a second real estate sale and leaseback agreement with the same shareholder, for the land of its Auburn Hills unit. The Company received proceeds of $4,000,000 and in return, entered into a 25-year lease with a minimum annual base rent of $400,000 and percentage rent provisions. In the event gross sales, as defined, do not exceed $8,000,000 for any two consecutive lease years, the Company is obligated to repurchase the land for $4.0 million, plus $200,000 for each lease year on a pro rata basis. In 2000, the Company was required to pay the shareholder annual percentage rent of $19,000 based upon annual gross sales for the lease year ended October 2000. Annual gross sales for the lease year ended October 1999 did not exceed $8.0 million. Independent of annual gross sales, the lessor has the option to require the Company to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis, for a limited period of time. In February 2000, the lessor and the Company amended the lease agreement to provide that such right may be exercised by the lessor prior to the expiration of the fourth full lease year and that the lessor may require the Company to issue common stock (valued at $4.00 per share) in payment of such repurchase price. The Company also has the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

No gain or loss was recognized on the sale and leaseback transactions and the leases were accounted for as financing transactions. Management expects that if the Company was required to purchase the land at these units that these leases could be renewed or replaced by mortgage or other financing arrangements; however, there can be no assurance that such financing would be available on acceptable terms or at all.

The convertible subordinated promissory notes may be converted at any time, at the option of the holders, into a total of 802,252 shares of common stock. Interest is paid monthly in arrears. $350,000 of the convertible subordinated notes matured in 2000 and were not paid. Therefore, the notes are in default at December 31, 2000.

In March 2001, the Company entered into a first amendment and acknowledgment of partial payment with the holder of one of the convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, the Company repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest of $18,161, commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73. Also in March 2001, the Company entered into a first amendment with the holder of the non-convertible subordinated promissory note to shareholder with a principal amount of

$100,000. Pursuant to such agreement, the Company made such note convertible into shares of the Company's common stock at a conversion price of $1.00 and extended the maturity date of such note until October 2001. In addition, the Company entered into a first amendment with the holder of one of the convertible subordinated promissory notes with a principal amount of $100,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.9188 to $1.00.

In April 2001, the Company entered into a first amendment with the holder of one of the convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73.

The maturities disclosed below reflect these amended payment terms.

Maturities of long-term obligations as of December 31, 2000, were as follows:

          2001                                            949,657
          2002                                            161,387
          2003                                          8,818,207
          2004                                                  -
          2005                                                  -
          Thereafter                                    5,400,000
                                                      -----------
                                                      $15,329,251
                                                      ===========

Subsequent to December 31, 2000, the Company obtained a line of credit from Crestmark Bank for up to $1.0 million. The collateral on this line of credit is a $1.0 million letter of credit from WCERS. This letter of credit is valid through March 2002. As of April 9, 2001, the Company had borrowed approximately $350,000 under the line of credit for working capital purposes.

3.     OPERATING LEASES

In November 2000, the Company executed a lease with Opry Mills Limited Partnership, a division of the Mills Corporation, for approximately 20,000 square feet of space in the Opry Mills mall over a 10-year term. The lease may be extended for one additional five-year term. Beginning August 2001, the company is obligated to pay monthly rental payments of $43,211, regardless of whether the store is open for business. Additionally, the lease requires the Company to pay an annual percentage rent in the amount of 6% on gross sales in excess of $8.5 million.

The Company has not obtained the necessary financing for the costs to build out the leased location and open the store. Effective September 2001, the company may be required to pay a $400 per day fee for each day that the store is not open for business.

Minimum future rental payments under the lease are:

          2001                                           201,966
          2002                                           538,577
          2003                                           538,577
          2004                                           538,577
          2005                                           538,577
          Thereafter                                   3,029,496
                                                      ----------
          Total                                       $5,385,770
                                                      ==========

4.     INCOME TAXES:

The deferred tax assets and liabilities consisted of the following at:

                                                December 31,     January 2,
                                                   2000             2000
                                                ------------    -----------
Deferred tax liabilities                           (870,000)      (790,000)
Deferred tax assets                               3,430,000      2,280,000
                                                 ----------     ----------
Net deferred tax asset                            2,560,000      1,490,000
Valuation allowance                              (2,560,000)    (1,490,000)
                                                 ----------     ----------
Net deferred tax                                          -              -

Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation. As of December 31, 2000 and January 2, 2000, the Company's deferred tax assets consist primarily of net operating loss carryforwards, and deferred tax liabilities resulting from accelerated methods of depreciation. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefit. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $10.1 million which expire through the year 2020.

5.     WARRANTS:

Each of the 2,550,000 units issued in connection with the Company's IPO consisted of one share of common stock and one Redeemable Class A Warrant, exercisable at $8.00 per share, expiring in June 2000.

In connection with its IPO, the Company issued a warrant to the underwriter to purchase 245,000 shares of common stock at $6.00 per share. The warrant became exercisable in June 1997 and was exercisable until June 2000.

In connection with the bridge financing before the IPO, the Company issued warrants, exercisable at $5.00 per share, for 150,000 shares of its common stock. These warrants expired in February 2001.

In connection with the joint venture agreement (Notes 1 and 7), the Company issued a warrant, exercisable at $2.625 per share, for 50,000 shares of its common stock to Bass Pro expiring in August 2003. The Company also issued a warrant to its private placement agent, exercisable at $2.7625 per share, for 14,582 shares of its common stock, expiring in August 2003.

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

In connection with a consulting agreement, the Company issued a warrant, exercisable at $1.625 per share, for 50,000 shares of its common stock, expiring in October 2002. The Company also issued warrants, exercisable at $2.00 per share, for 150,000 shares of its common stock, vesting in 50,000 increments as the Company's stock price reaches $4.00, $5.00, and $6.00 per share, expiring in October 2002.

In connection with the refinancing of debt, the Company issued a warrant to WCERS, exercisable at $2.00 per share, for 200,000 shares of its common stock, expiring in February 2004. The conversion to stock of these warrants and the convertible notes disclosed in Note 2 would result in WCERS owning 3,299,172 shares of common stock, or a 37.9% ownership of the Company.

In connection with amending the Auburn Hills lease, the Company issued a warrant, exercisable at $1.8125 per share, for 25,000 shares of its common stock, expiring in January 2003.

6.     STOCK OPTION AND STOCK PURCHASE PLANS:

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

Also, during January 1996, the Company adopted the 1996 Director Stock Option Plan (the Director's Plan) pursuant to which options to acquire an aggregate of 100,000 shares of the Company's common stock were available for grant to outside directors. Under the Director's Plan, 5,000 options were automatically granted to each outside director upon the completion of the Company's IPO, and thereafter 5,000 options were granted annually for each year of continued service by the outside director. Each option was granted at fair market value on the date of grant, vested one year after the date of grant and was exercisable for ten years. During 2000, this plan was canceled with options for 75,000 shares outstanding. These options will remain exercisable as originally issued, and additional options will not be issued.

During October, 2000, the Company adopted the 2000 Stock Option Plan (the 2000
Plan), pursuant to which options to acquire an aggregate of up to 1,000,000 shares of common stock may be granted to qualified employees, directors, and outside consultants. Under the 2000 Plan, 20,000 options are automatically granted annually to each outside director and an additional 10,000 options to each outside director serving on the executive committee. Each option is granted at fair market value on the date of grant, vests one year after the date of grant and is exercisable for ten years.

A summary of the status of the Company's stock option plans at December 31, 2000 and January 2, 2000, and changes during the fiscal years then ended, is presented in the table and narrative below:

                                              Year Ended                             Year Ended
                                           December 31, 2000                       January 2, 2000
                                           -----------------                       ---------------
                                                    Weighted Average                          Weighted Average
                                      Shares         Exercise Price           Shares           Exercise Price
                                      ------         --------------           ------           --------------
Outstanding, beginning of
     Period..................         712,800          $    4.06               671,000             $  4.11
Granted......................         283,086               1.70                46,800                2.30
Exercised....................              --                 --                    --                  --
Forfeited....................         254,828               4.17                    --                  --
Expired......................              --                 --                    --                  --
                                    ---------          ---------           -----------             -------
Outstanding, end of
     Period..................         746,058          $    3.30               717,800             $  4.06
                                    =========          =========           ===========             =======
Exercisable, end of
     Period..................         483,458                                  485,500
                                    =========                              ===========
Weighted average fair value
     Of options granted......       $    1.47                              $      1.52
                                    =========                              ===========

The following table provides certain information with respect to stock options outstanding at December 31, 2000:

                                           Stock options          Weighted average            Weighted average
        Range of exercise prices            Outstanding            exercise price        remaining contractual life
      ------------------------------    ---------------------    --------------------    ---------------------------
               1.44 - 3.00                    358,058                    2.02                       8.79
               3.01 - 4.50                    126,000                    4.28                       5.67
               4.51 - 5.25                    235,000                    4.86                       5.00

The following table provides certain information with respect to stock options exercisable at December 31, 2000:

                                           Stock options          Weighted average
        Range of exercise prices            exercisable            exercise price
      ------------------------------    ---------------------    --------------------
               1.44 - 3.00                    166,208                     2.55
               3.01 - 4.50                    118,500                     4.27
               4.51 - 5.25                    198,750                     4.88

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                         2000                 1999
                                                   ------------------   ------------------
         Net Loss               As Reported             $(3,183,255)         $(1,288,925)
                                Pro Forma                (3,546,385)          (1,608,624)
         Diluted EPS            As Reported                   (0.59)               (0.24)
                                Pro Forma                     (0.63)               (0.30)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 4.93% and 6.70%; no expected dividend yields; expected lives of 7 years; and expected volatility of 106.50% and 60.00%. Non-employee option grants are recorded at fair value.

On October 18, 1999, the Company established a qualified Employee Stock Purchase Plan, effective as of January 1, 2000. The Company is authorized to issue up to 200,000 shares of its common stock for qualified employees, as defined. Under the terms of the plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing price at the beginning of the 18-month offering period or end of the 6-month accumulation period. Under the plan, the Company sold approximately 35,000 shares in 2000.

7.     RETIREMENT PLAN:

On February 1, 1999, the Company began sponsoring a 401(k) plan for employees with a minimum of six months of service with the Company. Contributions to the plan totaled $8,731 and $12,559 for 2000 and 1999, respectively.

8.     COMMITMENTS AND CONTINGENCIES:

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

During 2000 and 1999, the Company contributed $3.8 million and $218,000, respectively, to the limited partnership which owns and operates the Grapevine unit. During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit, which the Company disputes. In February 2001, as guarantor of the obligations of Buck & Bass, the Company arranged to have filed of record a bond with respect to each lien for which the Company had received notice. The Company has recorded a liability for $800,000 as its best estimate of amounts it may be required to pay to settle the dispute. In March 2001, the Company obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. The Company is in the process of negotiating with such contractors. However, there can be no assurance that the Company will be able to fully and finally discharge of record all outstanding liens and claims. If the Company is unable to do so, it may be in material default under the limited partnership agreement and the commercial sublease agreement.

Pursuant to the commercial sublease agreement, the limited partnership created by the joint venture leases the Grapevine site from Bass Pro over a 15-year term. The lease may be extended for seven additional five-year terms subject to Bass Pro renewing its lease of the location. In March 2000, the Company and Bass Pro agreed to commence rental payments when the restaurant opens for business. The sublessee is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year (with a minimum annual base rent of $385,000). Bass Pro may terminate in the event of a default which is not cured within the applicable grace period. In March 2000, the Company and Bass Pro L.P. agreed in writing to revise the definition of default under the sublease. As amended, the sublease provides that a default include, but is not limited to, (a) the sublessee's failure to remain open during all business days, (b) the sublessee's failure to maintain on duty a fully trained service staff, (c) the sublessee's failure to provide high quality food of the type provided at the Gaylord unit,
(d) the sublessee's failure to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million, (e) the sublessee encumbering in any manner any interest in the subleased premises, or (f) the sublessee's failure to conduct full and complete customer surveys no less frequently than each calendar quarter.

The existence of the liens discussed above and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

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

9.     MANAGEMENT'S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company has experienced net losses since inception, resulting in an accumulated deficit of $7.6 million and a working capital deficit of $3.5 million as of December 31, 2000. These factors, among others, raise doubt about the Company's ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing and joint venture agreements, to obtain additional financing or refinancing as may be required, and to attain profitable operations. The Company is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. There can be no assurance that additional financing will be available on terms acceptable or favorable to the Company, or at all.

The Company is currently working to improve operating cash flows and profitability by cutting and reducing expenses that are not essential to the satisfaction of its customers. These include discontinuing the Birthday Club and similar promotions, decreasing labor cost through better scheduling and retention of current employees, reducing cost of sales by controlling portions to specifications and entering into food purchasing contracts, eliminating janitorial and other cleaning services provided by outside firms, and increasing menu prices to improve margins.

Additionally the Company is seeking to refinance the Gaylord unit to provide the liquidity required to repay current maturities of existing indebtedness, to discharge of record outstanding liens and claims in connection with the Grapevine unit and to fund initial contruction of the Nashville unit. The Company anticipates that WCERS will provide it with approval for such refinancing. Assuming that the Company obtains such refinancing, the Company will then seek to have WCERS convert its convertible secured promissory note with a principal amount of approximately $1.6 million into shares of the Company's common stock. The elimination of certain WCERS debt service obligations would provide the Company with additional working capital for operations. Should the Company be unable to pay off current maturities of existing indebtedness, discharge of record outstanding liens and claims in connection with the Grapevine unit or fund initial construction of the Nashville unit, its business, operating results, cash flows and financial condition would be materially adversely affected.

The Company plans to explore the possibility of expanding its relationship with the Mills Corporation to develop and open Big Buck Brewery & Steakhouses adjacent to Bass Pro Outdoor World superstores in several other cities, including, but not limited to, each of the following markets: Atlanta, Ft. Lauderdale and the Washington, D.C. area. There can be no assurance that the Company will enter into agreements to develop and open additional units. The Company must raise substantial proceeds to finance any expansion. However, the Company believes that the Mills Corporation would provide substantial tenant allowances, thereby reducing the amount of other capital the Company would be required to raise in connection with future expansion involving the Mills Corporation.

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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The following table provides information with respect to our directors and executive officers as of April 11, 2001. Each director serves for a one-year term expiring in 2001 and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office. There are no family relationships between any director or executive officer.

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
                                         President and Chairman of     President and Chairman of
                                         the Board of Big Buck         the Board

Anthony P. Dombrowski......       40     Chief Financial Officer and   Chief Financial Officer             N/A
                                         Treasurer of Big Buck         and Treasurer

Timothy J. Pugh............       41     Executive Vice President of   Executive Vice President            N/A
                                         Operations of Big Buck        of Operations

Jonathon D. Ahlbrand.......       39     President and Chief           Director                           2001
                                         Executive Officer of The
                                         Center of American Jobs

Matthew P. Cullen..........       45     General Manager of General    Director                           2000
                                         Motors Enterprise Activity
                                         Group

Blair A. Murphy, D.O.......       47     Self-Employed Physician       Director                           1993

Henry T. Siwecki...........       56     Sole Owner and President of   Director                           1995
                                         Siwecki Construction

Casimer I. Zaremba.........       80     Private Investor              Director                           1993

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

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                             ------------
                                                           ANNUAL COMPENSATION                  AWARDS
                                                                                        -----------------------
                                                                      OTHER ANNUAL            SECURITIES
     NAME AND PRINCIPAL POSITION             YEAR       SALARY        COMPENSATION        UNDERLYING OPTIONS
---------------------------------------      ----       ------        ------------      -----------------------
William F. Rolinski . . . . . . . . . .       2000    $153,247          $     0                  32,037
  Chief Executive Officer, President          1999    $157,219          $     0                       0
  and Chairman of the Board                   1998    $151,586          $     0                  30,000

Gary J. Hewett (1) . . . . . . . . . . .      2000    $119,795          $26,383(2)               24,328
  Former Chief Operating Officer,             1999    $134,553          $     0                       0
  Executive Vice President and Director       1998    $130,845          $     0                  25,000

Anthony P. Dombrowski . . . . . . . . .       2000    $ 94,742          $     0                  14,962
  Chief Financial Officer and                 1999    $ 97,321          $     0                       0
  Treasurer                                   1998    $ 92,885          $     0                  20,000

----------
(1) Mr. Hewett resigned from his positions as Chief Operating Officer, Executive Vice President and a director on November 3, 2000.
(2) Represents the forgiveness of certain of Mr. Hewett's indebtedness to the company.

       The following table sets forth each grant of stock options during 2000 to the Named Executive Officers. No stock appreciation rights were granted during 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                      NUMBER OF
                                      SECURITIES        PERCENT OF TOTAL
                                      UNDERLYING         OPTIONS GRANTED      EXERCISE OR
                                       OPTIONS          TO EMPLOYEES IN        BASE PRICE          EXPIRATION
                NAME                  GRANTED(1)          FISCAL YEAR         ($/SHARE)(2)            DATE
  --------------------------------   ------------       ----------------      ------------         ------------
William F. Rolinski. . . . . . . .         12,037             9.8%               $2.125               01/28/10
                                           20,000            16.2%               $2.125               01/28/10

Gary J. Hewett (3) . . . . . . . .          8,328             6.8%               $2.125               01/28/10
                                           16,000            13.0%               $2.125               01/28/10

Anthony P. Dombrowski . . . .               4,962             4.0%               $2.125               01/28/10
                                           10,000             8.1%               $2.125               01/28/10

----------
(1)  These options became exercisable immediately upon grant.
(2)  Fair market value per share on the date of grant.
(3)  Due to Mr. Hewett's resignation, these options expired on February 3, 2001.

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                        OPTIONS AT FY-END                  AT FY-END(1)
                                                  -----------------------------    ---------------------------
                    NAME                          EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----------------------------------------------    -----------     -------------    -----------   -------------
William F. Rolinski . . . . . . . . . . . . . .      118,287          18,750            $0            $0

Gary J. Hewett (2). . . . . . . . . . . . . . .      198,078          31,250            $0            $0

Anthony P. Dombrowski . . . . . . . . . . . . .      112,962          15,000            $0            $0

----------
(1) Market value of underlying securities at fiscal year end minus the exercise price.
(2)  Due to Mr. Hewett's resignation, these options expired on February 3, 2001.

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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2001, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each Named Executive Officer, and (d) all current executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock.

                                                                                        SHARES           PERCENT
                                                                                     BENEFICIALLY           OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                                OWNED(1)           CLASS
-----------------------------------------------------------------------              ------------       ---------
Wayne County Employees' Retirement System(2)                                          3,622,578             39.8%
     400 Monroe Street, Suite 230
     Detroit, Michigan 48226
Michael G. Eyde(3)                                                                    1,595,481             21.9
     6250 West Michigan Avenue
     Lansing, Michigan 48917
Perkins Capital Management, Inc.(4)                                                   1,171,600             18.8
     730 East Lake Street
     Wayzata, Minnesota 55391
William F. Rolinski(5)                                                                  958,895             16.2
Casimer I. Zaremba(6)(7)                                                                700,007             12.0
Blair A. Murphy, D.O.(6)                                                                660,007             11.3
FMR Corp.(8)                                                                            522,500              9.0
     82 Devonshire Street
     Boston, Massachusetts 02109
The Perkins Opportunity Fund(9)                                                         500,000              8.2
     730 East Lake Street
     Wayzata, Minnesota 55391
Richard W. Perkins(10)                                                                  355,000              5.8
     730 East Lake Street
     Wayzata, Minnesota 55391
Henry T. Siwecki(6)                                                                     155,989              2.7
Anthony P. Dombrowski(11)                                                               118,962              2.0
Jonathon D. Ahlbrand(12)                                                                 64,582              1.1
Gary J. Hewett                                                                              421              *
Matthew P. Cullen                                                                             0              0
Timothy J. Pugh                                                                               0              0
All Executive Officers and Directors as a Group (8 persons)(13)                       2,658,863             43.1%
----------

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

                                                                      VESTING
    NUMBER OF SHARES             EXERCISE PRICE PER SHARE           INFORMATION             EXPIRATION DATE
--------------------------    -------------------------------    -------------------    -------------------------
           50,000                         $1.625                      Immediate                 10/1/02

           50,000                         $2.00                       $4.00(1)                  10/1/02(2)

           50,000                         $2.00                       $5.00(1)                  10/1/02(2)

           50,000                         $2.00                       $6.00(1)                  10/1/02(2)

----------
(1) Becomes exercisable when the closing price of our common stock equals or exceeds such price for a period of ten consecutive trading days.
(2) Outstanding warrants that have not become exercisable before the termination of the consulting services agreement expire upon termination of such agreement.

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

       We have also entered into various transactions with Michael G. Eyde and WCERS, each a beneficial owner of more than five percent of our common stock. For information regarding such transactions, see "Description of Property - Grand Rapids and Auburn Hills" and "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan, on April 12, 2001.

                                        BIG BUCK BREWERY & STEAKHOUSE, INC.

                                        By  /s/ William F. Rolinski
                                          --------------------------------------
                                           William F. Rolinski
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

                   Signature                                       Title                            Date
                   ---------                                       -----                            ----

  /s/ William F. Rolinski                         President, Chief Executive Officer and      April 12, 2001
--------------------------------------------      Director (Principal Executive Officer)
              William F. Rolinski


  /s/ Anthony P. Dombrowski                       Chief Financial Officer and Treasurer       April 12, 2001
--------------------------------------------      (Principal Accounting Officer and
             Anthony P. Dombrowski                Principal Financial Officer)


                       *                          Director
--------------------------------------------
               Matthew P. Cullen

                                                  Director
--------------------------------------------
             Blair A. Murphy, D.O.

                       *                          Director
--------------------------------------------
                Henry T. Siwecki

                       *                          Director
--------------------------------------------
              Jonathon D. Ahlbrand

                                                  Director
--------------------------------------------
               Casimer I. Zaremba

By  /s/ William F. Rolinski                                                                   April 12, 2001
  ------------------------------------------
         William F. Rolinski
         Attorney-In-Fact

                                INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------
   3.1        Restated Articles of Incorporation, as amended (incorporated by reference to our Current Report on Form 8-K, filed on December 11, 2000 (File No. 0-20845)).
   3.2        Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form SB-2, filed on
              April 15, 1996 (File No. 333-3548)).
   4.1        See Exhibit 3.1.
   4.2        See Exhibit 3.2.
   4.3        Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-03548)).
   4.4        Form of Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota,
              National Association) (including specimen Class A Warrant certificate) (incorporated by reference to our Registration
              Statement on Form SB-2, filed on April 15, 1996 (File No. 333-03548)).
   4.5        Amendment to Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota,
              National Association) (including specimen Class A Warrant certificate) (incorporated by reference to Post-Effective
              Amendment No. 2 to our Registration Statement on Form S-3, filed on June 8, 2000 (File No. 333-03548)).
   10.1       1996 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998
              (File No. 0-20845)).
   10.2       1996 Director Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on
              April 15, 1996 (File No. 333-3548)).
   10.3       1999 Employee Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 26, 1999 (File No. 0-20845)).
   10.4       Amendment No. 1 to 1999 Employee Stock Purchase Plan.*
   10.5       2000 Stock Option Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on
              October 18, 2000 (File No. 0-20845)).
   10.6       Loan Agreement dated July 28, 1995, by and among Big Buck, William F. Rolinski, Dr. Blair A. Murphy, Walter
              Zaremba, Casimer I. Zaremba and Bank One (f/k/a NBD Bank) (incorporated by reference to our Registration
              Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
   10.7       Real Estate Purchase and Leaseback Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck,
              Tenant, dated April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May
              9, 1997 (File No. 0-20845)).
   10.8       Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997
              (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
   10.9       Amendment to Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated
              March 27, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File
              No. 0-20845)).
   10.10      Real Estate Purchase and Leaseback Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated
              August 1, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 12, 1997
              (File No. 0-20845)).
   10.11      Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated October 1, 1997 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
   10.12      Stock Option Agreement between Big Buck and Michael G. Eyde, dated August 1, 1997 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).

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

   10.29      Promissory Note in the principal amount of $37,232.28, issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated
              June 30, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000
              (File No. 0-20845)).
   10.30      Promissory Note in the principal amount of $13,500.00, issued by Gary J. Hewett, Maker, to Big Buck, Payee, dated
              June 30, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000
              (File No. 0-20845)).
   10.31      Form of Subscription and Investment Representation Agreement for 10% Convertible Subordinated Promissory Note
              (including form of note) (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000
              (File No. 0-20845)).
   10.32      Subscription and Investment Representation Agreement for 10% Convertible Secured Promissory Note executed by Wayne
              County Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form
              10-KSB, filed on March 31, 2000 (File No. 0-20845)).
   10.33      10% Convertible Secured Promissory Note in the principal amount of $5,876,114.74, issued by Big Buck, Maker, to
              Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual
              Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
   10.34      Amended, Restated and Consolidated Convertible Note in the principal amount of $1,623,885.26, issued by Big Buck,
              Maker, to Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our
              Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
   10.35      Common Stock Purchase Warrant issued by Big Buck to Wayne County Employees' Retirement System, dated February 4, 2000
              (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
   10.36      Promissory Note and Security Agreement by and between Big Buck and Buck & Bass, L.P., dated August 23, 2000
              (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No.
              0-20845)).
   10.37      Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne County Employees'
              Retirement System, Payee, dated August 21, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).
   10.38      First Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated
              August 21, 2000.*
   10.39      Second Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated
              October 1, 2000.*
   10.40      Third Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated
              February 20, 2001.*
   10.41      Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 1, 2001.*
   10.42      Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 4, 2000.*
   10.43      Promissory Note in the principal amount of $12,000.00, issued by Anthony P. Dombrowski, Maker, to Big Buck, Payee, dated April 18, 2000.*
   10.44      Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Michael G. Eyde, Payee, dated December 4, 2000.*
   10.45      Promissory Note (Line of Credit) in the principal amount of $1,000,000.00, issued by Big Buck, Maker, to Crestmark
              Bank, Payee, dated March 16, 2001.*
   10.46      Loan Agreement by and between Crestmark Bank and Big Buck, dated March 16, 2001.*
   10.47      Form of First Amendment to 10% Convertible Subordinated Promissory Note.*
   10.48      Shopping Center Lease between Opry Mills Limited Partnership, Landlord, and Big Buck, Tenant, for Opry Mills
              Shopping Center, Nashville, Tennessee, dated November 9, 2000.*
   10.49      Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated April 3, 2001.

   16         Letter on Change in Certifying Accountant (incorporated by reference to our Current Report on Form 8-K, filed on January 4, 2000 (File No. 0-20845)).
   21         Subsidiaries of Big Buck (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29,
              1999 (File No. 0-20845)).
   23         Consent of Independent Public Accountants.
   24         Power of Attorney (included on signature page to Form 10-KSB).

----------
   *  Previously filed.