Form 10QSB
period 2001-04-01
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2001-05-04
CIK 1009652

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001



/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         COMMISSION FILE NUMBER 0-20845

                       BIG BUCK BREWERY & STEAKHOUSE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               MICHIGAN                                     38-3196031
     (State or Other Jurisdiction                        (I.R.S. Employer
   of Incorporation or Organization)                    Identification No.)


                           550 SOUTH WISCONSIN STREET
                             GAYLORD, MICHIGAN 49734
                                 (517) 731-0401
              (Address of Principal Executive Offices and Issuer's
                     Telephone Number, including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No      .
             -----     -----

         As of May 3, 2001, the issuer had outstanding 5,797,968 shares of Common Stock and 2,550,000 Class A Warrants.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I      FINANCIAL INFORMATION................................................................................1

          Item 1  Financial Statements...........................................................................1
                  Balance Sheets as of April 1, 2001 and December 31, 2000.......................................1
                  Statements of Operations for the three months ended April 1, 2001 and April 2, 2000..............................................................................2
                  Statements of Cash Flows for the three months ended April 1, 2001 and April 2, 2000..............................................................................3
                  Condensed Notes to Financial Statements........................................................4
          Item 2  Management's Discussion and Analysis or Plan of Operation......................................5

PART II     OTHER INFORMATION...................................................................................13

          Item 1  Legal Proceedings.............................................................................13
          Item 2  Changes in Securities and Use of Proceeds.....................................................13
          Item 3  Defaults upon Senior Securities...............................................................14
          Item 4  Submission of Matters to a Vote of Security Holders...........................................14
          Item 5  Other Information.............................................................................14
          Item 6  Exhibits and Reports on Form 8-K..............................................................14

SIGNATURES......................................................................................................15

INDEX TO EXHIBITS...............................................................................................16

                                     PART I

ITEM 1      Financial Statements

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                                 BALANCE SHEETS

                                                                           April 1,                 December 31,
                                                                            2001                        2000
                                                                      ------------------         -----------------
                                                                          (Unaudited)
                            ASSETS

CURRENT ASSETS:
   Cash                                                                $          118,297       $         22,901
   Accounts receivable                                                             83,107                385,536
   Inventories                                                                    272,761                309,906
   Prepaids and other                                                             529,442                384,669
                                                                       ------------------       ----------------
           Total current assets                                                 1,003,607              1,103,012

PROPERTY AND EQUIPMENT                                                         23,850,018             24,030,987

OTHER ASSETS, net                                                               1,014,895              1,094,367
                                                                       ------------------       ----------------

                                                                       $       25,868,520       $     26,228,366
                                                                       ==================       ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $        2,573,980       $      2,972,225
   Accrued expenses                                                               387,632                676,555
   Current maturities of long-term obligations                                  1,224,657                949,657
                                                                       ------------------       ----------------
           Total current liabilities                                            4,186,269              4,598,437

LONG-TERM OBLIGATIONS, less current maturities                                 14,355,154             14,379,594
                                                                       ------------------       ----------------
           Total liabilities                                                   18,541,423             18,978,031
                                                                       ------------------       ----------------

MINORITY INTEREST                                                                 464,789                463,811

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 20,000,000
     shares authorized; 5,797,968 and 5,474,562
     shares issued and outstanding                                                 57,980                 54,746
   Warrants                                                                       153,650                153,650
   Additional paid-in capital                                                  14,477,550             14,153,174
   Accumulated deficit                                                        (7,826,872)             (7,575,046)
                                                                       ------------------       ----------------
           Total shareholders' equity                                           6,862,308              6,786,524
                                                                       ------------------       ----------------
                                                                       $       25,868,520       $     26,228,366
                                                                       ==================       ================

     The accompanying notes are an integral part of these balance sheets.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                     ------------------

                                                                              April 1, 2001       April 2, 2000
                                                                            -----------------   -----------------
REVENUE:

   Restaurant sales                                                         $    4,675,723      $      3,559,541
   Wholesale and retail sales                                                       80,607                81,234
                                                                            --------------      ----------------
         Total revenue                                                           4,756,330             3,640,775
                                                                            --------------      ----------------

COSTS AND EXPENSES:
   Cost of sales                                                                 1,598,184             1,180,980
   Restaurant salaries and benefits                                              1,272,736             1,053,008
   Operating expenses                                                              918,320               771,564
   Depreciation                                                                    290,619               190,008
   General and administrative expenses                                             424,397               396,917
                                                                            --------------      ----------------
         Total costs and expenses                                                4,504,257             3,592,477
                                                                            --------------      ----------------

INCOME FROM OPERATIONS                                                             252,073                48,298
                                                                            --------------      ----------------

OTHER EXPENSE:
   Interest expense                                                               (413,180)             (361,699)
   Amortization of financing cost                                                  (89,748)              (39,268)
                                                                            --------------      ----------------
         Other expense, net                                                       (502,928)             (400,967)
                                                                            --------------      ----------------

MINORITY INTEREST SHARE OF JOINT VENTURE LOSS                                      (14,412)                    -
                                                                            --------------      ----------------

 NET LOSS                                                                   $     (265,267)     $       (352,699)
                                                                            ==============      ================

BASIC AND DILUTED LOSS PER COMMON SHARE                                     $        (0.05)     $          (0.07)
                                                                            ==============      ================

OUTSTANDING WEIGHTED AVERAGE SHARES                                              5,690,166             5,405,481
                                                                            ==============      ================

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Three Months Ended       Three Months Ended
                                                                      April 1, 2001            April 2, 2000
                                                                  ---------------------    ---------------------
OPERATING ACTIVITIES:
    Net loss                                                         $     (265,267)        $      (352,669)
    Adjustments to reconcile net loss to cash flows used in
       operating activities-
       Depreciation and amortization                                        381,124                 264,340
       Minority Interest's share of joint venture income                     14,412                       -
       Interest expense paid for with common stock                          227,453                       -
       Change in operating assets and liabilities:
          Accounts receivable                                               302,430                  96,608
          Inventories                                                        37,145                  16,076
          Prepaids and other                                                (69,049)                 18,517
          Accounts payable                                                 (398,245)               (973,002)
          Accrued expenses                                                 (288,923)               (100,118)
                                                                     --------------         ---------------

              Net cash used in operating activities                         (58,920)             (1,030,248)
                                                                     --------------         ---------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (102,736)                (30,795)
    Decrease (increase) in other assets                                     (17,948)               (192,650)
    Purchase of short-term investments, net                                       -              (3,050,000)
                                                                     --------------         ---------------

              Net cash used in investing activities                        (120,683)             (3,273,445)
                                                                     --------------         ---------------

FINANCING ACTIVITIES:
    Borrowings under long-term debt                                         350,000               7,700,000
    Payments on long-term debt and capital lease obligations                (75,000)             (3,063,983)
    Payment of deferred financing costs                                           -                (512,096)
    Proceeds from minority partner                                                -                  98,278
    Proceeds from sale of common stock                                            -                       -
                                                                     --------------         ---------------

             Net cash provided by financing activities                      275,000               4,222,199
                                                                     --------------         ---------------

INCREASE (DECREASE) IN CASH                                                  95,396                 (81,494)

CASH, beginning of period                                                    22,901                 369,228
                                                                     --------------         ---------------

CASH, end of period                                                  $      118,297         $       287,734
                                                                     ==============         ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                    $      413,180         $       377,000
    Income taxes paid                                                             -                       -

NON-CASH TRANSACTIONS:
    Issuance of common stock, stock options and
       warrants for property, services and interest and debt         $      327,610                 357,866

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                     Condensed Notes to Financial Statements

                                  April 1, 2001

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

         The financial statements for the three months ended April 1, 2001, include the results of operations for the joint venture described in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.

         The unaudited balance sheet as of April 1, 2001 and the unaudited statements of operations and cash flows for the three months ended April 1, 2001, and April 2, 2000, include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 30, 2001. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2000, audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, ARE SET FORTH IN OUR ANNUAL REPORT ON FORM 10-KSB/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- CAUTIONARY STATEMENT."

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

Our operating results are expected to fluctuate based on seasonal patterns. Based on our existing units, we anticipate that our highest revenues will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. We believe, however, that additional expansion into markets outside Michigan, if any, will mitigate the effect of seasonality on our business. Quarterly results in the future are likely to be substantially affected by the timing of new unit openings. Because of the seasonality of our business and the impact of new unit openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for a full fiscal year.

QUARTERS ENDED APRIL 1, 2001 AND APRIL 2, 2000

Our operating results, expressed as a percentage of total revenue, were as follows:

                                                                                        Three Months Ended
                                                                                --------------------------------

                                                                                       April 1,       April 2,
                                                                                         2001           2000
                                                                                       -------        -------
REVENUE:

   Restaurant sales                                                                      98.3%          97.8%
   Wholesale and retail sales                                                             1.7            2.2
                                                                                       ------        -------

         Total revenue                                                                  100.0          100.0
                                                                                       ------        -------

COSTS AND EXPENSES:
   Cost of sales                                                                         33.6           32.4
   Restaurant salaries and benefits                                                      26.8           28.9
   Operating expenses                                                                    19.3           21.2
   Depreciation                                                                           6.1            5.2
   General and administrative expenses                                                    8.9           10.9
                                                                                       ------        -------

         Total costs and expenses                                                        94.7           98.7
                                                                                       ------        -------

INCOME FROM OPERATIONS                                                                    5.3            1.3
                                                                                       ------        -------

OTHER EXPENSE:
   Interest expense                                                                      (8.7)          (9.9)
   Interest income                                                                        -              -
   Other                                                                                 (1.9)          (1.1)
   Minority interest's share of subsidiary's loss                                        (0.3)           -
                                                                                       ------        -------

NET LOSS                                                                                 (5.6)%         (9.7)%
                                                                                       ======        =======

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED APRIL 1, 2001 AND APRIL 2, 2000

REVENUES

Revenues increased 30.6% to $4,756,330 in the quarter ended April 1, 2001 from $3,640,775 in the quarter ended April 2, 2000. The increase was primarily due to the opening of the Grapevine unit on August 31, 2000. We believe that we can attain continued revenue growth through additional expansion. We also believe that we can attain higher revenue through the menu price increases we implemented in the first quarter of 2001.

COSTS OF SALES

Cost of sales, which consists of food, merchandise and brewing supplies, increased 35.3% to $1,598,184 in the first quarter of 2001 compared to $1,180,980 for the first quarter of 2000. The increase was primarily due to the purchase of additional food and brewing supplies for use at the Grapevine unit. As a percentage of revenues, costs of sales increased to 33.6% in the first quarter of 2001 compared to 32.4% for the first quarter of 2000. The percentage increase was due to higher meat costs and the cost associated with purchasing hard liquor for resale in the Grapevine unit. We believe that we can reduce our cost of sales by limiting portion sizes to specifications and entering into food purchasing contracts, both components of the cost-saving strategy we implemented in the first quarter of 2001.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased 20.9% to $1,272,736 in the first quarter of 2001 compared to $1,053,008 for the first quarter of 2000. The increase was primarily due to the added cost of operating an additional restaurant. As a percentage of revenues, restaurant salaries and benefits decreased to 26.8% in the first quarter of 2001 as compared to 28.9% in the first quarter of 2000. The percentage decrease was due to the implementation of lower staffing levels and more efficient scheduling.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 19.0% to $918,320 in the first quarter of 2001 compared to $771,564 in the first quarter of 2000. The increase was primarily due to the added operating expenses from the Grapevine unit. As a percentage of revenues, operating expenses decreased to 19.3% in the first quarter of 2001 as compared to 21.2% in the first quarter 2000. The percentage decrease was due to reduced discounting, the elimination of certain in-store promotions and reduced laundry expenses resulting from a dress code modification, each a component of the cost-saving strategy we implemented in the first quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 6.9% to $424,397 in the first quarter of 2001 compared to $396,917 in the first quarter of 2000. The increase reflected the added professional fees and travel expenses related to the Grapevine unit. As a percentage of revenue, these expenses decreased to 8.9% in the first quarter of 2001 as compared to 10.9% in the first quarter of 2000. The decrease was the result of general and administrative expenses increasing only $27,480 while revenues increased $1,115,555 due to the opening of the Grapevine unit.

DEPRECIATION

Depreciation expenses increased 53.0% to $290,619 in the first quarter of 2001 compared to $190,008 in the first quarter of 2000. The increase was due the additional depreciation from the Grapevine unit. As a percentage of revenues, these expenses increased to 6.1% in the first quarter of 2001 from 5.2% in the first quarter of 2000. The increase was due to the Grapevine unit having a higher amount of depreciation as a percentage of revenue as the result of this leasehold being depreciated over a 15-year term without considering renewals.

INTEREST EXPENSE

Interest expense increased $51,481 to $413,180 in the first quarter of 2001 compared to $361,699 in the first quarter of 2000. The increase reflected payments on additional borrowings for the completion of the Grapevine unit and working capital purposes. As a percentage of revenues, interest expense decreased to 8.7% in the first quarter of 2001 from 9.9% in the first quarter of 2000. The decrease as a percentage of revenues reflected the fact that interest expense was offset by the additional revenues from the Grapevine unit. As new units are added, we anticipate that we will incur additional interest expense.

OTHER EXPENSE

Other expense consists primarily of amortization expense. Other expenses increased $51,481 to $89,748 in the first quarter of 2001 compared to $39,268 in the first quarter of

2000. The increase was the result of the amortization of financing costs from the WCERS financing and warrants issued during 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We used $58,920 in cash for operating activities during the first quarter of 2001, and used $1,030,248 in cash for operating activities during the first quarter of 2000. We had a working capital deficit of $3,182,662 at April 1, 2001, and a working capital deficit of $3,495,425 at April 2, 2000. We spent $102,736 in the first quarter of 2001 for fixed assets. During the first quarter of 2001 we secured a line of credit for up to $1.0 million from Crestmark Bank, of which we had borrowed approximately $350,000 as of May 3, 2001. During the first quarter of 2001, we used funds borrowed under the credit line to fund a portion of the remaining balance from the Grapevine construction, to repay $75,000 to one holder of a convertible subordinated promissory note and for working capital purposes. We intend to borrow additional funds under the credit line to fund the remaining balance from the Grapevine construction.

In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of $265,267 for the first quarter 2001, and $352,669 for the first quarter of 2000. As of April 1, 2001, we had an accumulated deficit of $7.8 million. We currently depend upon our existing units for all of our revenues. In connection with our plans to open additional units, we expect increased pre-opening expenses. Consequently, we expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The report of our independent public accountants for the year ended December 31, 2000, includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

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

FINANCINGS ACTIVITIES DURING 2000

In January 2000, we generated $237,500 in net proceeds from the private placement of $250,000 principal amount of convertible subordinated promissory notes. In February 2000, we generated $7,017,000 in net proceeds from the private placement of $7,500,000 principal amount convertible secured promissory notes to WCERS. We used these funds to repay $2,495,000 due Bank One (f/k/a NBD Bank) and Crestmark Bank and to make a required capital contribution to Buck & Bass. In August 2000, we generated $1,425,000 in net proceeds from the private placement of a $1,500,000 principal amount non-convertible secured promissory note to WCERS. We used these funds and working capital to lend $1,500,000 to Buck & Bass in August 2000. Buck & Bass applied such funds to the construction of the Grapevine unit. In October 2000, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,500,000, to October 2002. Also in October 2000, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, we repaid $25,000 of principal, extended the maturity date on the remaining $25,000 of principal from January 2001 to June 2001, and adjusted the conversion price on such note from $1.9125 to $1.50 per share. In addition, we entered into a first amendment with the holder of two of our convertible subordinated promissory notes with an aggregate principal amount of $150,000. Pursuant to such amendment, we extended the maturity date on $100,000 of principal from October 2000 to October 2001, and adjusted the conversion price on such note from $1.5252 to $1.50 per share. In December 2000, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount non-convertible subordinated promissory note to one of our shareholders, Michael G. Eyde. We used the funds provided by the subordinated debt financings for working capital purposes.

FINANCINGS ACTIVITIES DURING 2001

In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003. As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003. In March 2001, we obtained a line of credit from Crestmark Bank for up to $1,000,000. The collateral on this line of credit is a $1,000,000 million letter of credit from WCERS. This letter of credit is valid through March 2002. As of May 3, 2001, we had borrowed approximately $350,000 under the line of credit to fund a portion of the remaining balance from the Grapevine construction, to repay $75,000 to one holder of a convertible subordinated promissory note and for working capital purposes. In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73 per share. Also in March 2001, we entered into two first amendments with Michael G. Eyde, one of our shareholders, the holder of our non-convertible subordinated promissory note with a principal amount of $100,000 and the holder of one of our convertible subordinated promissory notes with a principal amount of $100,000. Pursuant to the first of such agreements, we made his non-convertible note convertible into shares of our common stock at a conversion price of $1.00 per share and extended the maturity date of such note until October 2001. Pursuant to the second of such agreements, we extended the maturity date of his convertible note until October 2001 and adjusted the conversion price from $1.9188 to $1.00 per share. In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73 per share. In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.4752 to $0.73 per share.

ADDITIONAL FINANCING IS REQUIRED FOR DEBT REPAYMENT

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our line of credit may require us to liquidate all or a portion of our assets. We had working capital deficits of approximately $3.6 million at December 31, 2000 and approximately $3.9 million at January 2, 2000. As of May 3, 2001, we had outstanding (1) convertible secured debt aggregating $7.5 million, (2) non-convertible secured debt of $1.5 million,
(3) a line of credit for up to $1.0 million, of which we had borrowed approximately $350,000, and (4) convertible subordinated debt aggregating approximately $883,300. Of such amounts, $100,000 had matured as of May 3, 2001. Such funds must be repaid in full as follows:

         TYPE OF DEBT                                PRINCIPAL AMOUNT           MATURITY DATE
         ------------------------------------------------------------------------------------
         Convertible Secured Debt                    $7,500,000                 February 2003
         Non-Convertible Secured Debt                $1,500,000                 February 2003
         Line of Credit                              $1,000,000                 March 2002
         Convertible Subordinated Debt               $100,000                   Immediate
         Convertible Subordinated Debt               $158,300                   *
         Convertible Subordinated Debt               $25,000                    June 2001
         Convertible Subordinated Debt               $550,000                   October 2001
         Convertible Subordinated Debt               $50,000                    January 2002

         --------------------
         * Pursuant to an agreement with the note holder, Big Buck will make nine additional monthly payments of $18,161 (commencing June 1, 2001) and one monthly payment of $1,584 (on March 1,
                  2002) to repay this note in full.

To fund the maturity of the outstanding debt, we will be required to obtain additional financing or refinance the debt. However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS COVENANT VIOLATIONS

Among other things, we agreed with WCERS, the holder of approximately $9.0 of our secured debt, that (1) we would not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we would keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we would keep and maintain a minimum debt coverage ratio of 1.25 to 1.0 (excluding Grapevine pre-opening and financing costs), (4) we would maintain our then current cash flow position, and (5) we would not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000. We have notified WCERS that we have violated each of the foregoing covenants. Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreements. In the event of a default which is not waived under our agreements with WCERS, our assets would be at risk. Foreclosure by WCERS would force us to cease all operations. On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the forgoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we have until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). We cannot assure you that we will maintain or regain compliance with the foregoing covenants or be able to repay or refinance our indebtedness to WCERS.

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

During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit. In February 2001, as guarantor of the obligations of Buck & Bass, we arranged to have filed of record a bond with respect to each lien for which we had received notice. In March 2001, we obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. As of May 3, 2001, we had paid approximately $190,000 to such contractors. However, we cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement.

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

PART II  OTHER INFORMATION

ITEM 1            Legal Proceedings

                  We are involved in routine legal actions in the ordinary course of our business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving us for which the outcome is likely to have a material adverse effect upon our business, operating results, cash flows and financial condition.

ITEM 2            Changes in Securities and Use of Proceeds

                  On January 18, 2001, we issued a warrant for the purchase of 50,000 shares of our common stock to Columbia Construction Company as compensation for field audit services provided by such entity to us in connection with the Grapevine unit. This five-year warrant may be exercised at any time upon payment of the exercise price of $1.32 per share.

                  On February 1, 2001, we agreed with Wayne County Employees' Retirement System ("WCERS") to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003. As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003. On the same day, we also issued 323,406 shares of our common stock to WCERS in lieu of $327,610 in principal and/or interest otherwise payable to WCERS in February, March, April and May 2001.

                  On March 22, 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001 (ten payments of $18,160.80 and one payment of $1,583.76), and adjusted the conversion price on such note from $1.4752 to $0.73 per share.

                  On March 29, 2001, we entered into two first amendments with Michael G. Eyde, one of our shareholders, the holder of our non-convertible subordinated promissory note with a principal amount of $100,000 and the holder of one of our convertible subordinated promissory notes with a principal amount of $100,000. Pursuant to the first of such agreements, we made his non-convertible note convertible into shares of our common stock at a conversion price of $1.00 per share and extended the maturity date of such note until October 1, 2001. Pursuant to the second of such agreements, we extended the maturity date of his convertible note until October 1, 2001 and adjusted the conversion price from $1.9188 to $1.00 per share.

                  On March 30, 2001, we issued non-qualified stock options outside our stock option plans for the purchase of an aggregate of 60,000 shares of our stock to three directors of Buck & Bass, L.P., in consideration of their services as directors of such entity. In general, these five-year options may be exercised to the extent of 25% upon grant and 25% per year commencing one year after the date of grant upon payment of the exercise price of $1.00 per share.

                  The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning us, including, but not limited to, our reports on Form 10-KSB, Form

                  10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuance of the warrant to Columbia Construction Company, the shares to WCERS, the options to certain directors of Buck & Bass, L.P. or the modification of the other securities.

ITEM 3            Defaults upon Senior Securities

                  See "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources" for a discussion of our defaults.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5            Other Information

                  Not applicable.

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           See "Index to Exhibits."

                  (b)      Reports on Form 8-K

                           The registrant filed no Current Reports on Form 8-K during the quarter ended April 1, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIG BUCK BREWERY & STEAKHOUSE, INC.


Date:  May 4, 2001                     By /s/ Anthony P. Dombrowski
                                          -------------------------------------
                                       Anthony P. Dombrowski
                                       Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------
10.1              Third Loan Modification Agreement by and between Wayne
                  County Employees' Retirement System and Big Buck, dated
                  February 20, 2001 (incorporated by reference to our Annual
                  Report on Form 10-KSB, filed on April 2, 2001
                  (File No. 0-20845)).
10.2              Letter Agreement between Wayne County Employees' Retirement
                  System and Big Buck, dated February 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on
                  April 2, 2001 (File No. 0-20845)).
10.3              Promissory Note (Line of Credit) in the principal amount of
                  $1,000,000.00, issued by Big Buck, Maker, to Crestmark Bank,
                  Payee, dated March 16, 2001 (incorporated by reference to our
                  Annual Report on Form 10-KSB, filed on April 2, 2001 (File No.
                  0-20845)).
10.4              Loan Agreement by and between Crestmark Bank and Big Buck, dated March 16, 2001 (incorporated by reference to our Annual
                  Report on Form 10-KSB, filed on April 2, 2001 (File No.
                  0-20845)).
10.5              Form of First Amendment to 10% Convertible Subordinated
                  Promissory Note (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.6              Letter Agreement between Wayne County Employees' Retirement
                  System and Big Buck, dated April 3, 2001 (incorporated by
                  reference to our Annual Report on Form 10-KSB/A, filed on
                  April 13, 2001 (File No. 0-20845)).
10.7              Form of Non-Qualified Stock Option Agreement between Big Buck and certain directors of Buck & Bass, L.P., dated March 30, 2001.
10.8              Common Stock Purchase Warrant issued by Big Buck to Columbia
                  Construction Company, dated January 18, 2001.
10.9              First Amendment and Acknowledgment of Partial Payment to
                  Convertible Subordinated Promissory Note issued by Big Buck to
                  James E. Blasius, dated March 22, 2001.
10.10             First Amendment to Non-Convertible Subordinated Promissory Note
                  issued by Big Buck to Michael G. Eyde, dated March 29, 2001.
10.11             Letter Agreement between Big Buck and Steven G. Balan, dated
                  April 12, 2001.