Form 10QSB
period 2001-07-01
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2001-08-15
CIK 1009652

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB


/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001



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

      As of August 1, 2001, the issuer had outstanding 5,993,882 shares of Common Stock and 2,550,000 Class A Warrants.



================================================================================

                                TABLE OF CONTENTS


                                                                                                               PAGE
PART I    FINANCIAL INFORMATION..................................................................................1

          Item 1  Financial Statements...........................................................................1
                  Balance Sheets as of July 1, 2001 and December 31, 2000........................................1
                  Statements of Operations for the three and six months ended July 1, 2001 and July 2, 2000...............................................................................2
                  Statements of Cash Flows for the six months ended July 1, 2001 and July 2, 2000...............................................................................3
                  Condensed Notes to Financial Statements........................................................4
          Item 2  Management's Discussion and Analysis or Plan of Operation......................................5

PART II   OTHER INFORMATION.....................................................................................14

          Item 1  Legal Proceedings.............................................................................14
          Item 2  Changes in Securities and Use of Proceeds.....................................................15
          Item 3  Defaults upon Senior Securities...............................................................15
          Item 4  Submission of Matters to a Vote of Security Holders...........................................15
          Item 5  Other Information.............................................................................15
          Item 6  Exhibits and Reports on Form 8-K..............................................................16

SIGNATURES......................................................................................................17
INDEX TO EXHIBITS...............................................................................................18


                                    PART I

ITEM 1      Financial Statements

                      BIG BUCK BREWERY & STEAKHOUSE, INC.

                                BALANCE SHEETS


                                                                           July 1,                December 31,
                                                                            2001                      2000
                                                                      ------------------       -----------------
                                                                           (Unaudited)
                            ASSETS

CURRENT ASSETS:
   Cash                                                                $          146,535       $         22,901
   Accounts receivable                                                             98,850                385,536
   Inventories                                                                    231,966                309,906
   Prepaids and other                                                             423,650                384,669
                                                                       ------------------       ----------------
           Total current assets                                                   901,001              1,103,012

PROPERTY AND EQUIPMENT                                                         23,958,995             24,030,987

OTHER ASSETS, net                                                                 910,184              1,094,367
                                                                       ------------------       ----------------

                                                                       $       25,770,180       $     26,228,366
                                                                       ==================       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $        2,128,044       $      2,972,225
   Accrued expenses                                                               688,977                676,555
   Current maturities of long-term obligations                                  1,862,456                949,657
                                                                       ------------------       ----------------
           Total current liabilities                                            4,679,477              4,598,437

LONG-TERM OBLIGATIONS, less current maturities                                 14,325,637             14,379,594
                                                                       ------------------       ----------------
           Total liabilities                                                   19,005,114             18,978,031
                                                                       ------------------       ----------------

MINORITY INTEREST                                                                 455,859                463,811

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 20,000,000
     shares authorized; 5,818,882 and 5,474,562
     shares issued and outstanding                                                 58,189                 54,746
   Warrants                                                                       153,650                153,650
   Additional paid-in capital                                                  14,487,341             14,153,174
   Accumulated deficit                                                         (8,389,973)            (7,575,046)
                                                                       ------------------       -----------------
           Total shareholders' equity                                           6,309,207              6,786,524
                                                                       ------------------       ----------------
                                                                       $       25,770,180       $     26,228,366
                                                                       ==================       ================

     The accompanying notes are an integral part of these balance sheets.

                        BIG BUCK BREWERY & STEAKHOUSE, INC.

                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended                  Six Months Ended
                                                    -------------------------------   -------------------------------
                                                        July 1,        July 2,         July 1,           July 2,
                                                         2001           2000            2001              2000
                                                    ---------------   ------------   -------------    --------------
REVENUE:
     Restaurant sales                               $    3,972,675    $  3,396,724   $   8,648,398    $   6,956,256
     Wholesale and retail sales                             66,214          92,310         146,821          173,542
                                                    --------------    ------------   -------------    -------------
           Total revenue                                 4,038,889       3,489,034       8,795,219        7,129,807
                                                    --------------    ------------   -------------    -------------

COSTS AND EXPENSES:
     Cost of sales                                       1,325,673       1,165,479       2,923,857        2,346,456
     Restaurant salaries and benefits                    1,118,567       1,117,884       2,391,303        2,170,888
     Operating expenses                                    833,853         794,303       1,752,174        1,565,864
     Depreciation                                          349,509         189,969         640,128          379,977
     Preopening expenses                                         0          46,332               0           46,332
     General and administrative expenses                   482,011         347,547         906,408          744,459
                                                    --------------    ------------   -------------    -------------
           Total costs and expenses                      4,109,613       3,661,514       8,613,870        7,253,976
                                                    --------------    ------------   -------------    -------------

INCOME (LOSS) FROM OPERATIONS                             (70,724)        (172,480)        181,349        (124,169)

OTHER EXPENSE:
     Interest expense                                    (416,259)        (372,488)      (829,439)        (734,187)
     Amortization of financing cost                       (85,435)        (133,390)      (175,183)        (172,658)
                                                    --------------    -------------  -------------    -------------
           Other expense, net                            (501,694)        (505,878)    (1,004,622)        (906,845)
                                                    --------------    -------------  -------------    -------------

MINORITY INTEREST SHARE OF
JOINT VENTURE LOSS (INCOME)                                  9,326           9,175         (5,086)            9,175
                                                    --------------    ------------   -------------    -------------

NET LOSS                                            $     (563,092)    $  (669,183)  $   (828,359)     $ (1,021,839)
                                                    ==============    ============   =============    =============

BASIC AND DILUTED LOSS PER
COMMON SHARE                                        $       (0.10)    $      (0.12)  $      (0.14)    $       (0.19)
                                                    ==============    =============  =============    ==============

OUTSTANDING WEIGHTED
AVERAGE SHARES                                           5,797,968       5,405,481       5,744,067        5,405,481
                                                    ==============    ============   =============    =============


   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                Six Months Ended
                                                                  ----------------------------------------------
                                                                         July 1,                  July 2,
                                                                          2001                     2000
                                                                  ---------------------    ---------------------

OPERATING ACTIVITIES:
    Net loss                                                         $     (828,359)        $    (1,021,839)
    Adjustments to reconcile net loss to cash flows used in
       operating activities-
       Depreciation and amortization                                        823,822                 652,302
       Minority Interest's share of joint venture income                      5,086                       -
       Interest expense paid for with common stock                          303,170                       -
       Change in operating assets and liabilities:
          Accounts receivable                                               286,686                  78,386
          Inventories                                                        77,940                   5,122
          Prepaids and other                                                (38,588)                 39,862
          Accounts payable                                                 (844,181)                (51,375)
          Accrued expenses                                                   22,422                  (3,211)
                                                                     ---------------        ---------------

              Net cash used in operating activities                        (192,001)               (300,753)
                                                                     ---------------        ----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (549,697)             (2,590,947)
    Increase in other assets                                                (17,950)               (519,945)
    Purchase of short-term investments, net                                       -              (1,000,000)
                                                                     --------------         ----------------

              Net cash used in investing activities                        (567,647)             (4,110,892)
                                                                     ---------------        ----------------

FINANCING ACTIVITIES:
    Borrowings under long-term debt                                         996,000               7,700,000
    Payments on long-term debt and capital lease obligations               (112,718)             (3,076,989)
    Payment of deferred financing costs                                           -                (520,246)
    Proceeds from minority partner                                                -                 289,544
                                                                     --------------         ---------------

             Net cash provided by financing activities                      883,282               4,392,309
                                                                     --------------         ---------------

INCREASE (DECREASE) IN CASH                                                 123,634                 (19,336)

CASH, beginning of period                                                    22,901                 369,228
                                                                     --------------         ---------------

CASH, end of period                                                  $      146,535         $       349,892
                                                                     ==============         ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                    $      450,638         $       749,488
    Income taxes paid                                                             -                       -

NON-CASH TRANSACTIONS:
    Issuance of common stock, stock options and
       warrants for property, services and interest and debt         $      327,610                       -


  The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                   Condensed Notes to Financial Statements
                                  July 1, 2001

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

      The financial statements for the three and six months ended July 1, 2001, include the results of operations for the joint venture described in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.

      The unaudited balance sheet as of July 1, 2001 the unaudited statements of operations for the three and six months ended July 1, 2001 and July 2, 2000, and the unaudited statements of cash flows for the six months ended July 1, 2001 and July 2, 2000 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 30, 2001. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2000, audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, ARE SET FORTH IN THIS DOCUMENT AND IN OUR ANNUAL REPORT ON FORM 10-KSB/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- CAUTIONARY STATEMENT."

OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, FORWARD-LOOKING STATEMENTS. ACCORDINGLY, WE CANNOT BE CERTAIN THAT ANY OF THE EVENTS ANTICIPATED BY FORWARD-LOOKING STATEMENTS WILL OCCUR OR, IF ANY OF THEM DO OCCUR, WHAT IMPACT THEY WILL HAVE ON US. WE CAUTION YOU TO KEEP IN MIND THE CAUTIONS AND RISKS DESCRIBED IN THIS DOCUMENT AND IN OUR CAUTIONARY STATEMENT AND TO REFRAIN FROM ATTRIBUTING UNDUE CERTAINTY TO ANY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THE DOCUMENT IN WHICH THEY APPEAR.

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

Our operating results are expected to fluctuate based on seasonal patterns. Based on our existing units, we anticipate that our highest revenues will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. We believe, however, that additional expansion into markets outside Michigan will mitigate the effect of seasonality on our business. Quarterly results in the future are likely to be substantially affected by the timing of new unit openings. Because of the seasonality of our business and the impact of new unit openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for a full fiscal year.

QUARTERS ENDED JULY 1, 2001 AND JULY 2, 2000

Our operating results, expressed as a percentage of total revenue, were as follows:


                                                           Three Months Ended                  Six Months Ended
                                                    -------------------------------    -------------------------------
                                                       July 1,           July 2,         July 1,           July 2,
                                                        2001               2000            2001             2000
                                                    ---------------    ------------    -------------    --------------
REVENUE:
     Restaurant sales                                       98.4%          97.4%              98.3%         97.6%
     Wholesale and retail sales                              1.6            2.6               1.7            2.4
                                                    ---------------    ------------    -------------    --------------
           Total revenue                                   100.0          100.0             100.0          100.0
                                                    ---------------    ------------    -------------    --------------
COSTS AND EXPENSES:
     Cost of sales                                          32.8           33.4              33.2           32.9
     Restaurant salaries and benefits                       27.7           32.0              27.2           30.4
     Operating expenses                                     20.6           22.8              19.9           22.0
     Depreciation                                            8.7            5.4               7.3            5.3
     Preopening expenses                                     0.0            1.3               0.0            0.6
     General and administrative expenses                    11.9           10.0              10.3           10.4
                                                    ---------------    ------------    -------------    --------------
           Total costs and expenses                        101.8          104.9              97.9          101.7
                                                    ---------------    ------------    -------------    --------------
INCOME (LOSS) FROM OPERATIONS                               (1.8)          (4.9)              2.1           (1.7)
                                                    ---------------    ------------    -------------    --------------
OTHER EXPENSE:
     Interest expense                                      (10.3)         (10.7)            (9.4)          (10.3)
     Other                                                  (2.1)          (3.8)            (2.0)           (2.4)
     Minority interest's share of subsidiary's
           loss (income)                                     0.2            0.3             (0.1)            0.1
                                                    ---------------    ------------    -------------    --------------
NET LOSS                                                   (13.9)%        (19.2)%           (9.4)%         (14.3)%
                                                    ===============    ============    =============    ==============


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JULY 1, 2001 AND JULY 2, 2000

REVENUES

Revenues increased 15.8% to $4,038,889 in the quarter ended July 1, 2001 from $3,489,034 in the quarter ended July 2, 2000, and increased 23.4% to $8,795,219 for the first six months of 2001 from $7,129,807 for the first six months of 2000. The increases were primarily due to the opening of the Grapevine unit on August 31, 2000. We believe that we can attain continued revenue growth through additional expansion. We also believe that we can attain higher revenue through the menu price increases we implemented in the first quarter of 2001.

COSTS OF SALES

Cost of sales, which consists of food, merchandise and brewing supplies, increased 13.7% to $1,325,673 in the second quarter of 2001 compared to $1,165,479 for the second quarter of 2000, and increased 24.6% to $2,923,857 for the first six months of 2001 compared to the first six months of 2000. The increases were primarily due to the purchase of additional food and brewing supplies for use at the Grapevine unit. As a percentage of revenues, costs of sales decreased to 32.8% in the second quarter of 2001 compared to 33.4% for the second quarter of 2000, and increased to 33.2% for the first six months of 2001 compared to 32.9% for the first six months of 2001. The percentage decrease was due to limiting portion sizes to specifications and entering into food purchasing contracts, both components of the cost-saving strategy we implemented late in the first quarter of 2001. The percentage increase was due to higher meat costs and the cost associated with purchasing hard liquor for resale in the Grapevine unit.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, increased slightly to $1,118,567 in the second quarter of 2001 compared to $1,117,884 for the second quarter of 2000, and increased 10.2% to $2,391,303 for the first six months of 2001 compared to the first six months of 2000. The increases were primarily due to the added cost of operating an additional restaurant. As a percentage of revenues, restaurant salaries and benefits decreased to 27.7% in the second quarter of 2001 as compared to 32.0% in the second quarter of 2000, and decreased to 27.2% for the first six months of 2001 compared to 30.4% for the first six months of 2000. The percentage decreases were due to the implementation of lower staffing levels and more efficient scheduling.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 5.0% to $833,854 in the second quarter of 2001 compared to $794,303 in the second quarter of 2000, and increased 11.9% to $1,752,174 for the first six months of 2001 compared to the first six months of 2000. The increases were primarily due to the added operating expenses from the Grapevine unit. As a percentage of revenues, operating expenses decreased to 20.6% in the second quarter of 2001 as compared to 22.8% in the second quarter 2000, and decreased to 19.9% for the first six months of 2001 compared to 22.0% for the same period in 2000. The percentage decreases were due to reduced discounting, the elimination of certain in-store promotions and reduced laundry expenses resulting from a dress code modification, each a component of the cost-saving strategy we implemented in the first quarter of 2001.

PREOPENING EXPENSES

Preopening expenses consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. There were no preopening expenses for the first six months of 2001 compared to $46,332 for the first six months of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 38.7% to $482,011 in the second quarter of 2001 compared to $347,547 in the second quarter of 2000, and increased 21.8% to $906,408 for the first six months of 2001 compared to the first six months of 2000. The increases reflect the added professional fees incurred in connection with our dispute with the general contractor of the Grapevine unit, travel expenses related to the Grapevine unit and consulting fees relating to obtaining a liquor license for our future unit in Nashville. As a percentage of revenue, these expenses increased to 11.9% in the second quarter of 2001 as compared to 10.0% in the second quarter of 2000, and decreased to 10.3% for the first six months of 2001 compared to 10.4% for the first six months of 2000.

DEPRECIATION

Depreciation expenses increased 84.0% to $349,509 in the second quarter of 2001 compared to $189,969 in the second quarter of 2000, and increased 68.5% to $640,128 for the first six months of 2001 compared to the same period in 2000. The increases were due the additional depreciation from the Grapevine unit. As a percentage of revenues, these expenses increased to 8.7% in the second quarter of 2001 from 5.4% in the second quarter of 2000, and increased to 7.3% for the first six months of 2001 from 5.3% for the first six months of 2000. The increases were due to the Grapevine unit having a higher amount of depreciation as a percentage of revenue as the result of this leasehold being depreciated over a 15-year term without considering renewals.

INTEREST EXPENSE

Interest expense increased $43,771 to $416,259 in the second quarter of 2001 compared to $372,488 in the second quarter of 2000, and increased 13.0% to $829,439 for the first six months of 2001 compared to the first six months of 2000. The increases reflect payments on additional borrowings for the completion of the Grapevine unit and working capital purposes. As a percentage of revenues, interest expense decreased to 10.3% in the second quarter of 2001 from 10.7% in the second quarter of 2000, and decreased to 9.4% for the first six months of 2001 compared to 10.3% for the same period in 2000. The decreases as a percentage of revenues reflect the fact that interest expense was offset by the additional revenues from the Grapevine unit. As new units are added, we anticipate that we will incur additional interest expense.

OTHER EXPENSE

Other expense consists primarily of amortization expense. Other expenses decreased $47,955 to $85,435 in the second quarter of 2001 compared to $133,390 in the second quarter of 2000, and increased $2,525 during the first six months of 2001 as compared to the first six months of 2000. These changes were the result of the amortization of financing costs from the WCERS financing and warrants issued during 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We used $192,001 in cash for operating activities for the first six months of 2001, and used $300,753 in cash for operating activities for the first six months of 2000. We had a working capital deficit of $3,778,476 at July 1, 2001, and a working capital deficit of $3,162,833 at July 2, 2000. We spent $567,647 in the first six months of 2001 for fixed assets, including approximately $405,000 in payments to subcontractors on the Grapevine unit and $100,000 in architectural fees and project consulting relating to the development of our future unit in Nashville. During the first six months of 2001 we secured a line of credit for up to $1.0 million from Crestmark Bank, of which we had borrowed approximately $996,000 as of July 1, 2001. During the first six months of 2001, we used funds borrowed under the credit line to fund a portion of the remaining balance from the Grapevine construction, to repay $75,000 to one holder of a convertible subordinated promissory note and for working capital purposes.

In general, we have experienced losses in each quarterly and annual period since inception. We incurred net losses of $563,092 for the second quarter 2001 and $669,183 for the second quarter of 2000. As of July 1, 2001, we had an accumulated deficit of $8,389,973. We currently depend upon our existing units for all of our revenues. In connection with our plans to open additional units, we expect increased pre-opening expenses. Consequently, we expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The report of our independent public accountants for the year ended December 31, 2000, includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

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

FINANCINGS ACTIVITIES DURING 2001

In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003. As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003. In March 2001, we obtained a line of credit from Crestmark Bank for up to $1,000,000. The collateral on this line of credit is a $1,000,000 million letter of credit from WCERS. This letter of credit is valid through March 2002. As of July 1, 2001, we had borrowed $996,000 under the line of credit to fund a portion of the remaining balance from the Grapevine construction, to repay $75,000 to one holder of a convertible subordinated promissory note and for working capital purposes. In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73 per share. Also in March 2001, we amended two promissory notes held by Michael G. Eyde, one of our shareholders. We made his $100,000 principal amount non-convertible note convertible into shares of our common stock at a conversion price of $1.00 per share and extended the maturity date of such note until October 2001. We also extended the maturity date of his $100,000 principal amount convertible note until October 2001 and adjusted the conversion price from $1.9188 to $1.00 per share. In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73 per share. In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.4752 to $0.73 per share. In July 2001, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount convertible subordinated promissory note to an accredited investor. We used the funds provided by this subordinated debt financing for working capital purposes.

ADDITIONAL FINANCING IS REQUIRED FOR DEBT REPAYMENT

 Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our line of credit may require us to liquidate all or a portion of our assets. We had working capital deficits of approximately $3.6 million at December 31, 2000 and approximately $3.9 million at January 2, 2000. As of August 1, 2001, we had outstanding (1) convertible secured debt aggregating $7.5 million, (2) non-convertible secured debt of $1.5 million, (3) a line of credit for up to $1.0 million, of which we had borrowed $996,000, and (4) convertible subordinated debt aggregating approximately $949,500. Of such amounts, $125,000 had matured as of August 1, 2001. Such funds must be repaid in full as follows:


   Type of Debt                         Principal Amount       Maturity Date
   -------------------------------------------------------------------------
   Convertible Secured Debt             $7,500,000             February 2003
   Non-Convertible Secured Debt         $1,500,000             February 2003
   Line of Credit                       $996,000               March 2002
   Convertible Subordinated Debt        $125,000               Immediate
   Convertible Subordinated Debt        $124,500               *
   Convertible Subordinated Debt        $550,000               October 2001
   Convertible Subordinated Debt        $50,000                January 2002
   Convertible Subordinated Debt        $100,000               July 2002

      --------------------
      * Pursuant to an agreement with the note holder, we will make six additional monthly payments of $18,161 (commencing September 1, 2001) and one monthly payment of $1,584 (on March 1, 2002) to repay this note in full.

To fund the maturity of the outstanding debt, we will be required to obtain additional financing or refinance the debt. However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS COVENANT VIOLATIONS AND PAYMENT DEFAULTS

Our agreements with WCERS, the holder of approximately $9.0 million of our secured debt, require that (1) we will not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we will keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we will keep and maintain a minimum debt coverage ratio of 1.25 to 1.0 (excluding Grapevine pre-opening and financing costs), (4) we will maintain our then current cash flow position, and (5) we will not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000. We have notified WCERS that we have violated each of the foregoing covenants. On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the forgoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we have until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). We cannot assure you that we will maintain or regain compliance with the foregoing covenants or be able to repay or refinance our indebtedness to WCERS.

Our agreements with WCERS require us to make payments of principal and interest aggregating approximately $80,000 per month. To date, we have not made the payments due on June 1, 2001 and July 1, 2001, although we have made the payment due on August 1, 2001. Because we did not make timely payments of principal and interest on our indebtedness to WCERS, we are in default under our agreements with WCERS. As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived. We are currently negotiating with WCERS to establish a repayment schedule for the two missed payments. We also plan to seek a waiver of these payment defaults from WCERS.

Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreements with WCERS. In the event of a default which is not waived under our agreements with WCERS, our assets would be at risk. Foreclosure by WCERS would force us to cease all operations.

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

During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit. In February 2001, as guarantor of the obligations of Buck & Bass, we arranged to have filed of record a bond with respect to each lien for which we had received notice. In March 2001, we obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. In May 2001, Knoebel Construction, Inc., the general contractor of the Grapevine unit, brought suit against us to recover amounts alleged due in connection with the construction of the Grapevine unit. In June 2001, Bass Pro declared that we were in default of the commercial sublease and other documents executed between the parties. Bass Pro has demanded that we (1) secure and file of record a bond against the lien filed by Knoebel which has the effect of replacing the bond secured and filed by Bass Pro, or, alternatively, make payment to Knoebel for the work performed and cause the lien filed by Knoebel to be discharged of record, and (2) cause each of the other outstanding liens filed against the leased premises and all other outstanding claims for payment to be discharged of record.

Buck & Bass disputes the amount of Knoebel's claims and has sought to have the case moved from District Court to mediation or binding arbitration. On behalf of Buck & Bass, we have settled directly with and obtained releases from substantially all of the subcontractors on the Grapevine unit, other than Turtlecreek Landscape Services, Inc. As of August 1, 2001, we had paid approximately $405,000 to the subcontractors on the Grapevine unit. Knoebel has asserted that it may dispute the validity of some or all of the claims of the subcontractors and, therefore, will dispute the amount of any offset that we would apply to Knoebel's claims based upon our payments to the subcontractors. We cannot assure you that we will be able to fully and finally discharge all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement.

GRAPEVINE COVENANT VIOLATIONS

The declaration of default pursuant to the existence of such encumbrances and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. We presently have an 89.1% interest in the Buck & Bass joint venture. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

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

SHORT-TERM LIQUIDITY PLANS

We are exploring the possibility of refinancing our Gaylord unit to provide us with the liquidity required to repay current maturities of existing indebtedness, to discharge outstanding liens and claims in connection with the Grapevine unit and to fund initial construction of the Nashville unit. We anticipate that WCERS will provide us with approval for such refinancing. Assuming that we obtain such refinancing, we will then seek to have WCERS convert its convertible secured promissory note with a principal amount of approximately $1.6 million into shares of our common stock. The elimination of certain WCERS debt service obligations would provide us with additional working capital for operations. Should we be unable to pay off current maturities of existing indebtedness, discharge outstanding liens and claims in connection with the Grapevine unit or fund initial construction of the Nashville unit, our business, operating results, cash flows and financial condition would be materially adversely affected.

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

Within the limitations on our ability to incur additional indebtedness, we are exploring the possible issuance of additional convertible subordinated promissory notes to fund our working capital requirements.

SEASONALITY

Our sales and earnings are expected to fluctuate based on seasonal patterns. Based on our existing units, we anticipate that our highest earnings will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. We believe, however, that additional expansion into markets outside Michigan will mitigate the effect of seasonality on our business. Quarterly results in the future are also likely to be substantially affected by the timing of new unit openings. Because of the effect of seasonality on our business and the impact of new unit openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for a full fiscal year.

PART II     OTHER INFORMATION

ITEM 1      Legal Proceedings

            In November 2000, two claimants, who were then employees of our company, brought sexual harassment claims against another of our former employees. In connection with their allegations of discrimination, the claimants sought monetary damages from our company. In August 2001, we reached an agreement to settle such claims out of court in exchange for the payment of $52,000 to each claimant.

            On May 3, 2001, Knoebel Construction, Inc., the general contractor of the Grapevine unit, brought suit against Buck & Bass, BBBP Management Company, Bass Pro, St. Paul Fire & Marine Insurance Company, Grapevine II, L.P. and our company in the 352nd District Court of Tarrant County, Texas, for breach of contract and quantum meruit, as well as claims under the Texas Property Code for alleged failure to make prompt payment and alleged misapplication of statutory construction trust funds.
            Our company owns an 89.1% interest in Buck & Bass. The proceeding is a lawsuit that arises out of the construction of the Grapevine unit. Buck & Bass, as owner, and Knoebel, as construction manager, signed an AIA "Standard Form of Agreement Between Owner and Construction Manager" dated March 31, 2000. Under the agreement, Buck & Bass hired Knoebel to construct the Grapevine unit. Knoebel alleges that it performed its obligations under the agreement but is still owed $1,174,516 that Buck & Bass has failed to pay. Buck & Bass disputes the amount of Knoebel's claims and has sought to have the case moved from District Court to mediation or binding arbitration. Knoebel also seeks recovery under St. Paul's bond and foreclosure of a statutory lien. In addition to its alleged damages of $1,174,516, Knoebel's petition asks for attorneys' fees, court costs, and pre-judgment and post-judgment interest.

            On June 1, 2001, Turtlecreek Landscape Services, Inc., a subcontractor on the construction of the Grapevine unit, alleged a suit on a sworn account against Knoebel, St. Paul and our company in the 141st District Court of Tarrant County, Texas. Turtlecreek alleges that it was a subcontractor on the construction of the Grapevine unit and that it is owed $35,244 in connection with its work on the project. Turtlecreek seeks recovery under a bond issued by St. Paul. In addition, it also seeks attorneys' fees, court costs, and pre-judgment and post-judgment interest.

            On behalf of Buck & Bass, we have settled directly with and obtained releases from substantially all of the other subcontractors on the Grapevine unit. Knoebel has asserted that it may dispute the validity of some or all of the claims of the subcontractors and, therefore, will dispute the amount of any offset that we would apply to Knoebel's claims based upon our payments to the subcontractors.

            In addition, we are involved in routine legal actions in the ordinary course of our business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management these routine legal proceedings are unlikely to have a material adverse effect upon our business, operating results, cash flows and financial condition.

ITEM 2      Changes in Securities and Use of Proceeds

            On April 2, 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price as adjusted from $1.9125 to $0.73 per share.

            On April 12, 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.4752 to $0.73 per share.

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

ITEM 3      Defaults upon Senior Securities

            Our agreements with WCERS require us to make payments of principal and interest aggregating approximately $80,000 per month. To date, we have not made the payments due on June 1, 2001 and July 1, 2001, although we have made the payment due on August 1, 2001. Because we did not make timely payments of principal and interest on our indebtedness to WCERS, we are in default under our agreements with WCERS. As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived. We are currently negotiating with WCERS to establish a repayment schedule for the two missed payments. We also plan to seek a waiver of these payment defaults from WCERS.

            See "Management's Discussion and Analysis or Plan of
            Operation-Liquidity and Capital Resources" for a discussion of certain covenant violations.

ITEM 4      Submission of Matters to a Vote of Security Holders

            Not applicable.

ITEM 5      Other Information

            Not applicable.

ITEM 6      Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  See "Index to Exhibits."

            (b)   Reports on Form 8-K

                  The registrant filed no Current Reports on Form 8-K during the quarter ended July 1, 2001.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIG BUCK BREWERY & STEAKHOUSE, INC.


Date:  August 15, 2001                By  /s/ Anthony P. Dombrowski
                                         -------------------------------------
                                              Anthony P. Dombrowski
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number      Description
-------     -----------
10          Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated April 3, 2001 (incorporated by reference to our
            Annual Report on Form 10-KSB/A, filed on April 13, 2001 (File No.
            0-20845)).