Form 10QSB
period 2001-09-30
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2001-11-14
CIK 1009652

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                           550 SOUTH WISCONSIN STREET
                             GAYLORD, MICHIGAN 49734
                                 (989) 731-0401
              (Address of Principal Executive Offices and Issuer's
                     Telephone Number, including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes /x/    No / /.

         As of November 14, 2001, the issuer had outstanding 6,068,882 shares of Common Stock and 2,550,000 Class A Warrants.

                                TABLE OF CONTENTS

                                                                                                              Page
PART I      FINANCIAL INFORMATION................................................................................1

          Item 1  Financial Statements...........................................................................1
                  Balance Sheets as of September 30, 2001 and December 31, 2000..................................1
                  Statements of Operations for the three and nine months ended September 30, 2001 and October 1, 2000............................................................................2
                  Statements of Cash Flows for the nine months ended September 30, 2001 and October 1, 2000............................................................................3
                  Condensed Notes to Financial Statements........................................................4
          Item 2  Management's Discussion and Analysis or Plan of Operation......................................5

PART II     OTHER INFORMATION...................................................................................15

          Item 1  Legal Proceedings.............................................................................15
          Item 2  Changes in Securities and Use of Proceeds.....................................................17
          Item 3  Defaults upon Senior Securities...............................................................18
          Item 4  Submission of Matters to a Vote of Security Holders...........................................18
          Item 5  Other Information.............................................................................18
          Item 6  Exhibits and Reports on Form 8-K..............................................................18

SIGNATURES......................................................................................................19

INDEX TO EXHIBITS...............................................................................................20

                                     PART I

ITEM 1      Financial Statements

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                                 Balance Sheets

                                                                        September 30,               December 31,
                                                                            2001                        2000
                                                                      ------------------         -----------------
                                                                         (Unaudited)
                            ASSETS

CURRENT ASSETS:
   Cash                                                                $           46,934       $         22,901
   Accounts receivable                                                             44,940                385,536
   Inventories                                                                    247,007                309,906
   Prepaids and other                                                             712,586                384,669
                                                                       ------------------       ----------------
           Total current assets                                                 1,051,467              1,103,012

PROPERTY AND EQUIPMENT                                                         24,072,030             24,030,987

OTHER ASSETS, net                                                                 830,471              1,094,367
                                                                       ------------------       ----------------

                                                                       $       25,953,968       $     26,228,366
                                                                       ==================       ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $        2,403,177       $      2,972,225
   Accrued expenses                                                               551,218                676,555
   Current maturities of long-term obligations                                  1,970,484                949,657
                                                                       ------------------       ----------------
           Total current liabilities                                            4,924,879              4,598,437

LONG-TERM OBLIGATIONS, less current maturities                                 14,571,880             14,379,594
                                                                       ------------------       ----------------
           Total liabilities                                                   19,496,759             18,978,031
                                                                       ------------------       ----------------

MINORITY INTEREST                                                                 451,320                463,811

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value, 20,000,000
     shares authorized; 5,993,882 and 5,474,562
     shares issued and outstanding                                                 59,939                 54,746
   Warrants                                                                       153,650                153,650
   Additional paid-in capital                                                  14,644,840             14,153,174
   Accumulated deficit                                                         (8,852,540)            (7,575,046)
                                                                       ------------------       -----------------
           Total shareholders' equity                                           6,005,889              6,786,524
                                                                       ------------------       ----------------
                                                                       $       25,953,968       $     26,228,366
                                                                       ==================       ================

      The accompanying notes are an integral part of these balance sheets.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                 Nine Months Ended
                                                -------------------------------  -------------------------------
                                                  September          October       September          October
                                                   30, 2001          1, 2000        30, 2001         1,  2000
                                                --------------    ------------  --------------    --------------
REVENUE:
     Restaurant sales                           $    4,288,490    $  4,336,353  $   12,936,888    $  11,292,609
     Wholesale and retail sales                         84,150         124,067         230,971          297,609
                                                --------------    ------------   -------------    -------------
           Total revenue                             4,372,640       4,460,420      13,167,859       11,590,218
                                                --------------    ------------   -------------    -------------

COSTS AND EXPENSES:
     Cost of sales                                   1,420,918       1,537,874       4,344,775        3,884,330
     Restaurant salaries and benefits                1,108,273       1,389,193       3,499,137        3,560,081
     Operating expenses                                973,976       1,073,641       2,728,947        2,639,505
     Depreciation                                      349,509         214,969         989,637          594,946
     Preopening expenses                                     -         438,151               -          484,483
     General and administrative expenses               415,265         350,520       1,322,112        1,094,979
                                                --------------    ------------   -------------    -------------
           Total costs and expenses                  4,267,941       5,004,348      12,884,608       12,258,324
                                                --------------    ------------   -------------    -------------

INCOME (LOSS) FROM OPERATIONS                          104,699        (543,928)        283,251         (668,106)

OTHER EXPENSE:
     Interest expense                                 (392,876)       (379,012)     (1,219,660)      (1,113,199)
     Amortization of financing cost                   (178,798)       (109,416)       (353,981)        (282,074)
                                                --------------    ------------  --------------    -------------
           Other expense, net                         (571,674)       (488,428)     (1,573,641)      (1,395,273)
                                                --------------    ------------  --------------    -------------

MINORITY INTEREST SHARE OF
JOINT VENTURE LOSS (INCOME)                              4,525          57,763            (546)          66,938
                                                --------------    ------------  --------------    -------------

NET LOSS                                        $     (462,450)   $   (974,593) $   (1,290,937)   $  (1,996,441)
                                                ==============    ============  ==============    =============

BASIC AND DILUTED LOSS PER
COMMON SHARE                                    $        (0.08)   $      (0.18) $        (0.23)   $       (0.37)
                                                ==============    ============  ==============    =============

OUTSTANDING WEIGHTED
AVERAGE SHARES                                       5,970,805       5,421,972       5,737,193        5,410,978
                                                ==============    ============  ==============    =============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                  ----------------------------------------
                                                                     September 30,              October 1,
                                                                         2001                      2000
                                                                  ---------------------    ---------------
OPERATING ACTIVITIES:
    Net loss                                                         $   (1,290,937)        $  (1,996,441)
    Adjustments to reconcile net loss to cash flows used in
       operating activities-
       Depreciation and amortization                                      1,266,521               983,025
       Minority Interest's share of joint venture income                        546                     -
       Interest expense paid for with common stock                          303,170                     -
       Consulting services paid for with common stock                        23,698                     -
       Change in operating assets and liabilities:
          Accounts receivable                                               340,596               (75,368)
          Inventories                                                        62,899              (110,798)
       Prepaids and other                                                  (237,865)             (162,618)
          Accounts payable                                                 (569,048)             (202,947)
          Accrued expenses                                                 (124,934)              333,161
                                                                     ---------------        --------------

              Net cash used in operating activities                        (225,353)           (1,231,986)
                                                                     ---------------        --------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (615,218)           (4,453,601)
    Leasehold improvements purchase with tenant allowance                  (340,000)                    -
    Decrease (increase) in other assets                                     (42,949)              (70,683)
                                                                     ---------------        --------------

              Net cash used in investing activities                        (998,167)           (4,524,284)
                                                                     ---------------        --------------

FINANCING ACTIVITIES:
    Borrowings under long-term debt                                       1,096,000             9,200,000
    Proceeds from sale of common stock                                       10,000                22,258
    Tenant allowance                                                        340,000                     -
    Payments on long-term debt and capital lease obligations               (198,447)           (3,084,482)
    Payment of deferred financing costs                                           -              (602,288)
    Proceeds from minority partner                                                -               355,811
                                                                     --------------         -------------

              Net cash provided by financing activities                   1,247,553             5,871,299
                                                                     ---------------        --------------

INCREASE (DECREASE) IN CASH                                                  24,033               115,029

CASH, beginning of period                                                    22,901               369,228
                                                                     ---------------        --------------

CASH, end of period                                                  $       46,934         $     484,257
                                                                     ==============         ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                    $      916,490         $   1,047,885
    Income taxes paid                                                             -                     -

NON-CASH TRANSACTIONS:
    Issuance of common stock, stock options and
       warrants for property, services and interest and debt         $      486,860               386,614
    Conversion of long-term debt to common stock                                  -                50,000
    Account payable assumed for purchase of equipment                             -               600,000

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                     Condensed Notes to Financial Statements
                               September 30, 2001

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

         The financial statements for the three and nine months ended September 30, 2001, include the results of operations for the joint venture described in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.

         The unaudited balance sheet as of September 30, 2001 the unaudited statements of operations for the three and nine months ended September 30, 2001 and October 1, 2000, and the unaudited statements of cash flows for the nine months ended September 30, 2001 and October 1, 2000 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 30, 2001. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 2000, audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2000.

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

QUARTERS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

Our operating results, expressed as a percentage of total revenue, were as follows:

                                                          Three Months Ended                 Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                    September 30,      October 1,       September        October 1,
                                                         2001             2000           30, 2001           2000
                                                   ---------------   ------------      -----------      ------------
REVENUE:
     Restaurant sales                                        98.1%           97.2%           98.2%             97.4%
     Wholesale and retail sales                               1.9             2.8             1.8               2.6
                                                    -------------      ----------       ---------        ----------

           Total revenue                                    100.0           100.0           100.0             100.0
                                                    -------------      ----------       ---------        ----------

COSTS AND EXPENSES:
     Cost of sales                                           32.5            34.5            33.0              33.5
     Restaurant salaries and benefits                        25.3            31.1            26.6              30.7
     Operating expenses                                      22.3            24.1            20.7              22.8
     Depreciation                                             8.0             4.8             7.5               5.1
     Preopening expenses                                      0.0             9.8             0.0               4.2
     General and administrative expenses                      9.5             7.9            10.0               9.4
                                                    -------------      ----------       ---------        ----------

           Total costs and expenses                          97.6           112.2            97.8             105.7
                                                    -------------      ----------       ---------        ----------

INCOME (LOSS) FROM OPERATIONS                                 2.4           (12.2)            2.2              (5.7)
                                                    -------------      ----------       ---------        ----------

OTHER EXPENSE:
     Interest expense                                        (9.0)           (8.5)           (9.3)             (9.6)
     Other                                                   (4.1)           (2.5)           (2.7)             (2.4)
     Minority interest's share of subsidiary's
           loss (income)                                      0.1             1.3             0.0               0.6
                                                    -------------      ----------       ---------        ----------

NET LOSS                                                    (10.6)%         (21.8)%          (9.8)%           (17.2)%
                                                    =============      ==========       =========        ==========

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

REVENUES

Revenues decreased 2.0% to $4,372,640 in the quarter ended September 30, 2001 from $4,460,420 in the quarter ended October 1, 2000, and increased 13.6% to $13,167,859 for the first nine months of 2001 from $11,590,218 for the first nine months of 2000. The decrease for the quarter was the result of lower revenue from the existing units in Michigan and a weaker economy. The increase for the first nine months was primarily due to the opening of the Grapevine unit on August 31, 2000. We believe that we can attain continued revenue growth through additional expansion.

COSTS OF SALES

Cost of sales, which consists of food, merchandise and brewing supplies, decreased 7.6% to $1,420,918 in the third quarter of 2001 compared to $1,537,874 for the third quarter of 2000, and increased 11.9% to $4,344,775 for the first nine months of 2001 compared to the first nine months of 2000. The decrease for the quarter was due to lower revenues. The increase for the first nine months was primarily due to the addition of the Grapevine unit in August 2000. As a percentage of revenues, costs of sales decreased to 32.5% in the third quarter of 2001 compared to 34.5% for the third quarter of 2000, and decreased to 33.0% for the first nine months of 2001 compared to 33.5% for the first nine months of 2001. The percentage decreases were due to limiting portion sizes to specifications and entering into food purchasing contracts, both components of the cost-saving strategy we implemented late in the first quarter of 2001.

RESTAURANT SALARIES AND BENEFITS

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased 20.2% to $1,108,273 in the third quarter of 2001 compared to $1,389,193 for the third quarter of 2000, and decreased 1.7% to $3,499,137 for the first nine months of 2001 compared to the first nine months of 2000. The decrease for the quarter was primarily due to the lower staffing requirements and improved scheduling. The decrease for the first nine months was the result of the added cost of operating an additional restaurant. As a percentage of revenues, restaurant salaries and benefits decreased to 25.3% in the third quarter of 2001 as compared to 31.1% in the third quarter of 2000, and decreased to 26.6% for the first nine months of 2001 compared to 30.7% for the first nine months of 2000. The percentages decreases were due to the implementation of lower staffing levels and more efficient scheduling.

OPERATING EXPENSES

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, decreased 9.3% to $973,976 in the third quarter of 2001 compared to $1,073,641 in the third quarter of 2000, and increased 3.4% to $2,728,947 for the first nine months of 2001 compared to the first nine months of 2000. The decrease for the quarter was the result of lower revenue as well as a reduction of certain in-store promotions. The increase for the first nine months was primarily due to the added operating expenses from the Grapevine unit. As a percentage of revenues, operating expenses decreased to 22.3% in the third quarter of 2001 as compared to 24.1% in the third quarter 2000, and decreased to 20.7% for the first nine months of 2001 compared to 22.8% for the same period in 2000. The percentage decreases were due to reduced discounting, the elimination of certain in-store promotions and reduced laundry expenses resulting from a dress code modification, each a component of the cost-saving strategy we implemented in the first quarter of 2001.

PREOPENING EXPENSES

Preopening expenses consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. There were no preopening expenses for the first nine months of 2001 compared to $484,483 for the first nine months of 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 18.5% to $415,265 in the third quarter of 2001 compared to $350,520 in the third quarter of 2000, and increased 20.7% to $1,322,112 for the first nine months of 2001 compared to the first nine months of 2000. The increases reflected the added professional fees incurred in connection with our dispute with the general contractor of the Grapevine unit, travel expenses related to the Grapevine unit and consulting fees relating to obtaining a liquor license for our future unit in Nashville. As a percentage of revenue, these expenses increased to 9.5% in the third quarter of 2001 as compared to 7.9% in the third quarter of 2000, and increased to 10.0% for the first nine months of 2001 compared to 9.4% for the first nine months of 2000.

DEPRECIATION

Depreciation expenses increased 62.6% to $349,509 in the third quarter of 2001 compared to $214,696 in the third quarter of 2000, and increased 66.3% to $989,637 for the first nine months of 2001 compared to the same period in 2000. The increases were due the additional depreciation from the Grapevine unit. As a percentage of revenues, these expenses increased to 8.0% in the third quarter of 2001 from 4.8% in the third quarter of 2000, and increased to 7.5% for the first nine months of 2001 from 5.1% for the first nine months of 2000. The increases were due to the Grapevine unit having a higher amount of depreciation as a percentage of revenue as the result of the leasehold for this unit being depreciated over a 15-year term without considering renewals.

INTEREST EXPENSE

Interest expense increased 3.7% to $392,876 in the third quarter of 2001 compared to $379,012 in the third quarter of 2000, and increased 9.6% to $1,219,660 for the first nine months of 2001 compared to the first nine months of 2000. The increases reflected additional borrowings for the completion of the Grapevine unit and working capital purposes. As a percentage of revenues, interest expense increased to 9.0% in the third quarter of 2001 from 8.5% in the third quarter of 2000, and decreased to 9.3% for the first nine months of 2001 compared to 9.6% for the same period in 2000. The decrease for the first nine months of 2001 as a percentage of revenues reflected the fact that interest expense was offset by the additional revenues from the Grapevine unit. As new units are added, we anticipate that we will incur additional interest expense.

OTHER EXPENSE

Other expense consists primarily of amortization expense. Other expenses increased $69,382 to $178,798 in the third quarter of 2001 compared to $109,416 in the third quarter of 2000, and increased $71,907 during the first nine months of 2001 as compared to the first nine months of 2000. These changes were the result of the amortization of financing costs from the WCERS financing and warrants issued during 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We used $225,353 in cash for operating activities for the first nine months of 2001, and used $1,231,986 in cash for operating activities for the first nine months of 2001. We had a working capital deficit of $3,873,412 at September 30, 2001, and a working capital deficit of $3,495,425 at October 1, 2000. We spent $998,167 in the first nine months of 2001 for fixed assets, including approximately $371,000 in payments to subcontractors on the Grapevine unit and $437,000 in architectural fees, construction cost, deposits and project consulting relating to the development of our future unit in Nashville. During the first nine months of 2001 we secured a line of credit for up to $1.0 million from Crestmark Bank, of which we had borrowed approximately $996,000 as of September 30, 2001. During the first nine months of 2001, we used funds borrowed under the credit line to fund a portion of the remaining balance from the Grapevine construction, to repay $75,000 to one holder of a convertible subordinated promissory note and for working capital purposes.

In general, we have experienced losses in each quarterly and annual period since inception. We incurred net losses of $462,450 for the third quarter of 2001 and $974,593 for the third quarter of 2000. As of September 30, 2001, we had an accumulated deficit of $8,852,540. We currently depend upon our existing units for all of our revenues. In connection with our plans to open additional units, we expect increased pre-opening expenses. Consequently, we expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The report of our independent public accountants for the year ended December 31, 2000, includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

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

FINANCINGS ACTIVITIES DURING 2001

In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003. As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003. In March 2001, we obtained a line of credit from Crestmark Bank for up to $1,000,000. The collateral on this line of credit is a $1,000,000 million letter of credit from WCERS. This letter of credit is valid through March 2002. As of September 30, 2001, we had borrowed $996,000 under the line of credit to fund a portion of the remaining balance from the Grapevine construction, to repay $75,000 to one holder of a convertible subordinated promissory note and for working capital purposes. In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73 per share. Also in March 2001, we amended two promissory notes held by Michael G. Eyde, one of our shareholders. We made his

$100,000 principal amount non-convertible note convertible into shares of our common stock at a conversion price of $1.00 per share and extended the maturity date of such note until October 2001. We also extended the maturity date of his $100,000 principal amount convertible note until October 2001 and adjusted the conversion price from $1.9188 to $1.00 per share. In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73 per share. In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.4752 to $0.73 per share. In July 2001, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount convertible subordinated promissory note to an accredited investor. We used the funds provided by this subordinated debt financing for working capital purposes. In October 2001, we entered into a second amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we agreed to a repayment schedule involving monthly payments of principal and interest commencing November 1, 2001.

ADDITIONAL FINANCING IS REQUIRED FOR DEBT REPAYMENT

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our line of credit may require us to liquidate all or a portion of our assets. We had working capital deficits of approximately $3.6 million at December 31, 2000 and approximately $3.9 million at January 2, 2000. As of November 14, 2001, we had outstanding (1) convertible secured debt aggregating $7.5 million, (2) non-convertible secured debt of $1.5 million, (3) a line of credit for up to $1.0 million, of which we had borrowed $996,000, and (4) convertible subordinated debt aggregating $867,674. Of such amounts, $400,000 had matured as of November 14, 2001. Such funds must be repaid in full as follows:

Type of Debt                         Principal Amount           Maturity Date
-----------------------------------------------------------------------------
Convertible Secured Debt             $7,500,000                 February 2003
Non-Convertible Secured Debt         $1,500,000                 February 2003
Line of Credit                       $996,000                   March 2002
Convertible Subordinated Debt        $400,000                   Immediate
Convertible Subordinated Debt        $72,674                    *
Convertible Subordinated Debt        $245,000                   **
Convertible Subordinated Debt        $50,000                    January 2002
Convertible Subordinated Debt        $100,000                   July 2002

--------------------
     * Pursuant to an agreement with the note holder, we will make three additional monthly payments of $18,161 (commencing December 1, 2001) and one monthly payment of $1,584 (on March 1, 2002) to repay this note in full.
     ** Pursuant to an agreement with the note holder, we will make three additional monthly payments of $5,000 plus accrued interest (commencing December 1, 2001), 12 monthly payments of $18,000 plus accrued interest and one monthly payment of $14,000 plus accrued interest to repay this note in full.

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

Our agreements with WCERS require us to make payments of principal and interest aggregating approximately $80,000 per month. We did not make the payments due on June 1, 2001 and July 1, 2001. Because we did not make timely payments of principal and interest on our indebtedness to WCERS, we are in default under our agreements with WCERS. As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived. On October 1, 2001, we established a repayment schedule for the two missed payments whereby we will pay 1/6 of the amount due each month over a six-month period. These payments are in addition to all other amounts as they become due under the loan documents.

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

Buck & Bass disputes the amount of Knoebel's claims and has sought to have the case moved from District Court to mediation or binding arbitration. On behalf of Buck & Bass, we have settled directly with and obtained releases from substantially all of the subcontractors on the Grapevine unit, other than Turtlecreek Landscape Services, Inc., as well as the project's architect. As of November 14, 2001, we had paid approximately $371,000 to such subcontractors. Knoebel has asserted that it may dispute the validity of some or all of the claims of the subcontractors and, therefore, will dispute the amount of any offset that we would apply to Knoebel's claim based upon our payments to the subcontractors. We cannot assure you that we will be able to fully and finally discharge all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement.

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

ADDITIONAL FINANCING IS REQUIRED FOR NASHVILLE

Without additional financing, we will be unable to develop and open the Nashville unit. We anticipate that construction of the Nashville unit will require approximately $4.0 million, including approximately $2.0 million in the form of tenant allowances provided by Opry Mills Limited Partnership, our landlord. Our lease agreement for the Nashville site requires us to make annual minimum base rent payments of approximately $520,000. Under the terms of the lease agreement, we were required to begin making such payments on August 19, 2001. These payments are required whether or not we have the financing required to develop and open the Nashville unit. In the absence of necessary financing, we will be unable to make payments required by the lease and Opry Mills would have the ability to declare an event of default under the lease, terminate the lease and demand all unpaid and reasonably calculable future rent over the balance of the lease term.

On September 17, 2001, Opry Mills brought suit against us for breach of this lease. Opry Mills asserts claims for breach of contract, fraud and misrepresentation and breach of the duty of good faith and fair dealing based on two essential allegations: (1) that we have allegedly failed to complete our build-out work on the premises and open for business within the time required by the lease and (2) that one of our representatives allegedly falsely represented to Opry Mills that we would supply a line of credit to Opry Mills in the amount of $650,000, in reliance on which representation Opry Mills agreed to advance a portion of the tenant's allowance for the build-out work before Opry Mills was allegedly obligated to do so under the terms of the lease. In connection with this action, Opry Mills seeks $340,000 in compensatory damages; $340,000 in punitive damages; interest; attorneys' fees and litigation expenses; declaratory relief requiring that we return the tenant's allowance previously funded, declaring that we have materially breached the lease, and ordering us to comply with our alleged obligations regarding opening the restaurant to the public. On October 30, 2001, Opry Mills brought a second suit against us for breach of this lease. In this action, Opry Mills seeks eviction, the recovery of $114,361.20 for rents allegedly due under the lease and attorneys' fees and expenses. You can learn more about these matters, including our response to these claims, by reviewing "Legal Proceedings--Nashville Unit" beginnning on page 15 of this report.

We cannot assure you that we will successfully resolve these matters with Opry Mills. The termination of the Nashville lease or the elimination of our interest in the Nashville unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

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

LIMITATIONS ON ABILITY TO INCUR ADDITIONAL INDEBTEDNESS

We granted the following security interests to WCERS in connection with the February 2000 convertible secured debt financing and the August 2000 non-convertible secured debt financing:

     -   a pledge of our limited partnership interest in Buck & Bass,

     - a pledge of our shares of the issued and outstanding common stock of BBBP Management Company, and

     - a security interest, assignment or mortgage, as applicable, in our interest in all assets now or hereafter owned, ownership interests, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord site and the Auburn Hills site.

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

SHORT-TERM LIQUIDITY PLANS

We are exploring the possibility of refinancing our Gaylord unit to provide us with the liquidity required to repay current maturities of existing indebtedness, to discharge outstanding liens and claims in connection with the Grapevine unit and to fund initial construction of the Nashville unit. We anticipate that WCERS will provide us with approval for such refinancing. Assuming that we obtain such refinancing, we intend to seek to have WCERS convert its convertible secured promissory note with a principal amount of approximately $1.6 million into shares of our common stock. We believe that the elimination of certain WCERS debt service obligations would provide us with additional working capital for operations. Should we be unable to pay off current maturities of existing indebtedness, discharge outstanding liens and claims in connection with the Grapevine unit or fund initial construction of the Nashville unit, our business, operating results, cash flows and financial condition would be materially adversely affected.

Assuming that we successfully resolve the claims of Opry Mills arising under the Nashville lease, we plan to explore the possibility of expanding our relationship with the Mills Corporation to develop and open Big Buck Brewery & Steakhouses adjacent to Bass Pro Outdoor World superstores in several other cities, including, but not limited to, each of the following markets: Atlanta, Ft. Lauderdale and the Washington, D.C. area. We cannot assure you that we will enter into agreements to develop and open additional units. We must raise substantial proceeds to finance any expansion.

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

PART II           OTHER INFORMATION

ITEM 1            Legal Proceedings

                  FORMER EMPLOYEES

                  In November 2000, two claimants, who were then employees of our company, brought sexual harassment claims against another of our former employees. In connection with their allegations of discrimination, the claimants sought monetary damages from our company. In August 2001, we reached an agreement to settle such claims out of court in exchange for the payment of $52,000 to each claimant. On August 31, 2001, we paid half of such amount to the claimants. We are currently finalizing a payment scheduled for the balance due.

                  GRAPEVINE UNIT

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

                  On behalf of Buck & Bass, we have settled directly with and obtained releases from substantially all of the other subcontractors on the Grapevine unit, as well as the project's architect. Knoebel has asserted that it may dispute the validity of some or all of the claims of the subcontractors and, therefore, will dispute the amount of any offset that we would apply to Knoebel's claim based upon our payments to the subcontractors.

                  NASHVILLE UNIT

                  On September 17, 2001, Opry Mills Limited Partnership, the landlord of the Nashville unit, brought suit against our company in the Circuit Court for Davidson County, Tennessee, for breach of a commercial lease agreement. This case was removed to the U.S. District Court for the Middle District of Tennessee (Nashville Division) on October 17, 2001.

                  Opry Mills is the landlord and we are the tenant under a November 9, 2000 Shopping Center Lease, which governs the lease to us of space in the Opry Mills Mall in Nashville, Tennessee, for the operation of a restaurant. Opry Mills asserts claims for breach of contract, fraud and misrepresentation and breach of the duty of good faith and fair dealing based on two essential allegations: (1) that we have allegedly failed to complete our build-out work on the premises and open for business within the time required by the lease and (2) that one of our representatives allegedly falsely represented to Opry Mills that we would supply a line of credit to Opry Mills in the amount of $650,000, in reliance on which representation Opry Mills agreed to advance a portion of the tenant's allowance for the build-out work before Opry Mills was allegedly obligated to do so under the terms of the lease.

                  We admit that one of our representatives had a discussion with a representative of Opry Mills regarding obtaining a letter of credit. However, there was no requirement for a letter of credit incorporated into the lease, and the lease provides that no change or modification is valid or enforceable unless it is in writing and signed by the parties. We otherwise deny that any enforceable promise to obtain a letter of credit was made, and we therefore deny that the discussion between our representative and Opry Mills provides the basis for a contract or fraud/misrepresentation claim. Further, although the restaurant is not yet open for business, we deny that we have breached the terms of the lease.

                  In connection with this action, Opry Mills seeks $340,000 in compensatory damages; $340,000 in punitive damages; interest; attorneys' fees and litigation expenses; declaratory relief requiring that we return the tenant's allowance previously funded, declaring that we have materially breached the lease, and ordering us to comply with our alleged obligations regarding opening the restaurant to the public.

                  On October 30, 2001, Opry Mills brought suit against us in General Sessions Court for Davidson County, Tennessee (at Nashville) for breach of a commercial lease agreement. In this action, Opry Mills seeks eviction, the recovery of $114,361.20 for rents allegedly due under the lease and attorneys' fees and expenses. We deny that we have breached the terms of the lease and deny that Opry Mills is entitled to possession of the premises.

                  It is likely that we will seek to remove the state court case to federal court and to consolidate the two cases.

                  GENERAL

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

ITEM 2            Changes in Securities and Use of Proceeds

                  We entered into a consulting agreement with Morgan James & Associates, a management consulting firm, effective July 12, 2001. We agreed to issue up to 250,000 shares of our common stock to Morgan James as consideration for the services to be rendered under the agreement. Among other things, the agreement provides that Morgan James will provide us with the following services:

                  - present to us prospective acquisition targets, business opportunities, joint ventures and any other form of revenue enhancements;

                  - assist us in the implementation of short-range and long-term strategic planning to fully develop and enhance our assets, resources, products and services;

                  - support us in the implementation of a marketing program to assist us in broadening the markets for our business and services and promote our image, business and services;

                  - assist us in the monitoring of services provided by our advertising firm, public relations firm, and other professionals to be employed by us;

                  - advise us relative to the continued development for a customer relations program and stimulate interest in our company by institutional investors and other members of the financial community;

                  - advise us relative to the recruitment and employment of key executives consistent with the expansion of our operations; and

                  - advise and recommend additional services relating to our business and services as well as new products that may be provided by us.

                  As of November 14, 2001, we had issued 200,000 shares of common stock payable under the consulting agreement to Morgan James.

                  On July 20, 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to an accredited investor. The note matures on July 20, 2002. It may be converted into 115,473 shares of common stock at a conversion price of $0.866 per share.

                  As disclosed in our periodic report for the quarter ended April 1, 2001, we issued a warrant for the purchase of 50,000 shares of our common stock to Columbia Construction Company as compensation for field audit services provided by such entity to us in connection with the Grapevine unit. This five-year warrant was to be exercisable at any time upon payment of the exercise price of $1.32 per share. On July 19, 2001, our board of directors clarified that it had intended to authorize the issuance of 50,000 shares of common stock to Columbia Construction Services - Michigan, Inc. rather than the issuance of a warrant to purchase 50,000 shares of common stock to Columbia Construction Company. On that basis, the warrant was canceled and we issued 50,000 shares of common stock to Columbia Construction Services - Michigan, Inc., effective as of February 9, 2001, as compensation for field audit services provided by such entity to us in connection with the Grapevine unit.

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

ITEM 3            Defaults upon Senior Securities

                  Our agreements with WCERS require us to make payments of principal and interest aggregating approximately $80,000 per month. We did not make the payments due on June 1, 2001 and July 1, 2001. Because we did not make timely payments of principal and interest on our indebtedness to WCERS, we are in default under our agreements with WCERS. As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived. On October 1, 2001, we established a repayment schedule for the two missed payments whereby we will pay 1/6 of the amount due each month over a six-month period. These payments are in addition to all other amounts as they become due under the loan documents.

                  See "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources" for a discussion of certain covenant violations.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  Not applicable.

ITEM 5            Other Information

                  Not applicable.

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           See "Index to Exhibits."

                  (b)      Reports on Form 8-K

                           The registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIG BUCK BREWERY & STEAKHOUSE, INC.

Date:  November 14, 2001            By /s/ Anthony P. Dombrowski
                                       -----------------------------------------
                                        Anthony P. Dombrowski
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

10.1 Consulting Agreement between Big Buck and Morgan James & Associates, effective July 12, 2001.

10.2 Second Amendment to Convertible Subordinated Promissory Note by and between Big Buck and Steven G. Balan, dated
                  October 17, 2001.

10.3 Letter Agreement by and between Big Buck and Wayne County Employees' Retirement System, dated October 1, 2001.

10.4 Form of Subscription and Investment Representation Agreement for 10% Convertible Subordinated Promissory Note (including form of note) (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).