Form 10KSB
period 2001-12-30
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2002-04-01
CIK 1009652

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

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

                                 (989) 731-0401
                (Issuer's Telephone Number, including Area Code)

       Securities registered pursuant to Section 12(b)of the Exchange Act:

                                      NONE

       Securities registered pursuant to Section 12(g)of the Exchange Act:

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The issuer's revenues for its most recent fiscal year were $17,487,957.

     The aggregate market value of the common equity held by non-affiliates of the issuer as of March 20, 2002, was approximately $760,431.

     As of March 20, 2002, the issuer had outstanding 6,083,358 shares of common stock and 2,550,000 Class A Warrants.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

===============================================================================

                                TABLE OF CONTENTS

PART I.............................................................................  1
         ITEM 1     Description of Business........................................  1
         ITEM 2     Description of Property........................................  6
         ITEM 3     Legal Proceedings.............................................. 10
         ITEM 4     Submission of Matters to a Vote of Security Holders............ 12

PART II............................................................................ 13
         ITEM 5     Market for Common Equity and Related Shareholder Matters....... 13
         ITEM 6     Management's Discussion and Analysis or Plan of Operation...... 14
         ITEM 7     Financial Statements........................................... 34
         ITEM 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 51

PART III........................................................................... 52
         ITEM 9     Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act.............. 52
         ITEM 10    Executive Compensation......................................... 55
         ITEM 11    Security Ownership of Certain Beneficial Owners and Management  57
         ITEM 12    Certain Relationships and Related Transactions................. 60
         ITEM 13    Exhibits, List and Reports on Form 8-K......................... 63

SIGNATURES......................................................................... 64

INDEX TO EXHIBITS.................................................................. 66

     THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, ARE SET FORTH UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CAUTIONARY STATEMENT."

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

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS

OVERVIEW

     We develop and operate restaurant-brewpubs under the name "Big Buck Brewery & Steakhouse(SM)." We currently operate one unit in each of the following cities in Michigan: Gaylord, Grand Rapids and Auburn Hills. In addition, we opened a fourth unit in Grapevine, Texas, a suburb of Dallas, in August 2000. This unit is owned and operated by Buck & Bass, L.P. pursuant to our joint venture agreement with Bass Pro Outdoor World, L.L.C., a premier retailer of outdoor sports equipment.

     We had planned, subject to obtaining adequate financing, to open our next unit in Nashville, Tennessee. In March 2002, following the recommendation of the landlord and after careful consideration of the marketplace and our limited capital resources, we determined to discontinue our plans to open this unit. For the foreseeable future, we plan to focus on the following objectives:

     -    exploration of licensing and franchising opportunities,

     -    refinancing of existing indebtedness,

     -    continued implementation of cost controls, and

     -    recapturing market share lost following the events of September 11.

     We were incorporated under the Michigan Business Corporation Act in November 1993, as Michigan Brewery, Inc. All references to us herein include our subsidiaries, unless otherwise noted. Our executive office is located at 550 South Wisconsin Street, Gaylord, Michigan 49734. Our telephone number is
(989) 731-0401.

RESTAURANT OPERATIONS

     GENERAL. Big Buck Brewery & Steakhouses offer craft brewed beer brewed on site along with a menu featuring steaks, ribs, chicken, fish, pasta and other food in a unique, architecturally spacious setting. Our units offer over ten different types of beers ranging from a light golden ale to a full-bodied stout. We also offer customers a full selection of hard liquors. We attempt to create an exciting yet casual restaurant where patrons can have fun and feel comfortable.

     DESIGN AND LAYOUT. Big Buck Brewery & Steakhouses feature large, open and visually stimulating dining areas, highlighted by gleaming stainless steel and copper brewing equipment. Each unit's interior follows the same motif with a warm, cozy atmosphere utilizing soft lighting and Amish furniture. The menu and beer styles are the same at each existing unit.

     - The Gaylord unit features a 4,000 square foot dining area and a 1,600 square foot bar area, with combined seating capacity of approximately 420. It is decorated with a rustic wood-finished interior, mounted deer racks, 36-foot high vaulted ceilings and warm lighting. The specially commissioned Amish hand-carved wooden furniture and overhead genuine Tennessee whisky barrel lighting fixtures add character to the building's decor. The layout is flexible, permitting tables to be rearranged to accommodate customer demand. A wall of television sets, including a ten-foot screen television set, adjacent to the bar area provides customers the opportunity to watch sporting and other special events. The friendly and attentive staff, on-site brewing, summertime outdoor seating and live music are designed to create an appealing atmosphere for lunch, dinner and bar customers.

     - The Grand Rapids unit's seating capacity is approximately 250 in the restaurant and bar combined. The brewing and fermenting tanks of this unit front directly on 28th Street, a street with an average daily vehicle count of approximately 52,000.

     - The Auburn Hills unit, which houses a 15-barrel brewing system, encompasses approximately 26,700 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650. This unit is accessible to Detroit metro area residents.

     - The Grapevine unit, which is located between Bass Pro Outdoor World, a premier retailer of outdoor sports equipment, and Embassy Suites Outdoor World Hotel and Convention Center on Bass Pro Drive, encompasses approximately 20,500 square feet including brewery, bar and restaurant. This unit has a total seating capacity of approximately 500 and is accessible to Dallas/Fort Worth metro area residents.

     MENU AND PRICING. The menu at each unit consists of appetizers, soups, meal-sized salads, and entrees, including steaks, ribs, chicken, fish, pastas as well as a variety of desserts. Management analyzes menu items for popularity, profitability and ease of preparation. The menu items are selected to complement our craft brewed beers. The menu is designed to offer a broad range of prices that convey value to the customer. Entrees range in price from $6.99 to $22.99 with an average entree price of $12.99. During 2001 sales of alcohol, including beer and wine, accounted for 17.9%, 19.3%, 20.6% and 22.2% of the Gaylord, Grand Rapids, Auburn Hills and Grapevine unit sales, respectively.

     CUSTOMERS. We believe our restaurants appeal to a wide range of customers and will draw clientele from throughout the region in which they are located. Increased customer loyalty to our beers results in repeat business at each unit, thereby increasing revenues from restaurant operations.

BREWING OPERATIONS

     GENERAL. The brewery at the Gaylord unit presently has the capacity to brew 10,000 barrels of beer per year, and is designed to produce 20,000 barrels per year with the installation of additional fermentation tanks. The Grand Rapids unit features a 7.5-barrel brewing system that can produce 7,000 barrels per year with the installation of additional fermentation tanks. The Auburn Hills unit features a 15-barrel brewing system that can produce 15,000 barrels per year with the installation of additional fermentation tanks. The Grapevine unit features a 15-barrel brewing system that can produce 15,000 barrels per year with the installation of additional fermentation tanks. Each existing brewery has been custom-designed to be integrated into the restaurant layout in an efficient and aesthetically pleasing manner.

     QUALITY CONTROL. Quality control of each brewery is under the supervision of our brewmaster. Each unit contains a laboratory to monitor and maintain quality assurance in the brewing and packaging processes.

     INGREDIENTS. Beer is made primarily from four natural ingredients: malted barley, hops, yeast and water. We use only the finest barley, primarily two row, in our production. The universal spice of beer is hops. Hops, like the grapes used in wine, are varietal. Brewers select hops based on specific varieties grown in select areas around the world. Some hop varieties are selected for their bittering qualities, while others are chosen for their ability to impart distinctive aromas to the beer. Yeast is a uni-cellular organism whose metabolism converts sugar into alcohol and carbon dioxide. We use only specially selected yeast. The entire brewing process from mashing through filtration typically is completed in 14 to 21 days, depending on the formulation and style of the beer being brewed. We purchase the required raw materials from market sources on a competitive bid basis.

SALES AND MARKETING

     We advertise primary through four-walls marketing, including the use of table tents, in-house promotions and other events to build customer loyalty. We strive to provide our customers with a dining experience that will encourage repeat business and promote "word-of-mouth" advertising. To supplement our service-oriented marketing efforts, we sell merchandise, including hats, t-shirts, sweatshirts and other items bearing the Big Buck Brewery & Steakhouse name and logo. During 2001, we incurred approximately $96,000 in marketing expenses.

COMPETITION

     RESTAURANT COMPETITORS. The restaurant industry is highly competitive with respect to price, service, location and food quality, including taste, freshness and nutritional value. New restaurants have a high failure rate. New restaurants generally experience a decline in revenue growth, or in actual revenues, following a period of excitement that accompanies their opening. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and unavailability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which we have no control. We face numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than we do. We also compete with a large variety of locally owned restaurants, diners, and other establishments that offer moderately priced food to the public and with other brewpubs. Competitors could utilize the Big Buck Brewery & Steakhouse format or a related format. We cannot assure you that we will be able to respond to various competitive factors affecting the restaurant industry.

     BREWING INDUSTRY COMPETITORS. The domestic beer market is highly competitive due to:

     - the enormous advertising and marketing expenditures by national and major regional brewers,

     -    the proliferation of craft breweries and brewpubs,

     - the introduction of fuller-flavored products by certain major national brewers, and

     - a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers.

     We cannot assure you that demand for craft brewed beers will continue. Most of our brewing competitors possess greater financial, marketing, personnel and other resources than we do. We cannot assure you that we will be able to succeed against such competition.

GOVERNMENT REGULATION

     BEER REGULATION. A significant percentage of our revenue is derived from beer sales. Total sales of alcohol, including beer, wine and hard liquor, accounted for 20.4% of our revenues during 2001. We must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where our units are located. Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

     RESTAURANT REGULATION. The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We are subject to regulation by air and water pollution control divisions of the Environmental Protection Agency of the United States and by certain states and municipalities in which our units are located. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government-mandated health insurance, over which we have no control. We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

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

     STATE LIQUOR LAWS. We are licensed under Michigan law as a "brewpub." A brewpub in Michigan is (1) limited to a combined annual production of not more than 5,000 barrels, (2) limited to no more than three units in Michigan, and
(3) prohibited from selling beer on a wholesale basis. Buck & Bass is licensed under Texas law as a "brewpub." A brewpub in Texas is limited to the production of not more than 5,000 barrels of malt liquor, ale, and beer for each licensed brewpub established, operated, or maintained in Texas by the holder of the brewpub license. Brewpubs in Michigan and Texas are also licensed to sell hard liquor with appropriate licensing. Applicable legislation, regulations or administrative interpretations of liquor laws may hinder our operations or increase our operating costs.

     EXCISE TAXES. The federal government imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11.00 per barrel on its first 60,000 barrels produced annually. We cannot assure you that the federal government will not reduce or eliminate this credit. Michigan imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan. However, each brewer that is a "brewpub" under Michigan law and manufactures less than 50,000 barrels per year is granted a brewer's excise tax credit in the amount of $2.00 per barrel. Buck & Bass is subject to excise taxes under Texas law. Excise taxes in Texas are $6.138 per barrel for ale and malt liquor, and $6.00 per barrel for beer. However, Texas grants a 25% tax exemption for manufacturers of beer whose annual production in Texas does not exceed 75,000 barrels of beer per year. As a result, Buck & Bass faces an effective excise tax of $4.50 per barrel for beer. If our beer production exceeds the foregoing credit thresholds, our average excise tax rate would increase.

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

EMPLOYEES

     At December 30, 2001, we employed 419 persons at our units, including approximately 112 full-time employees. Of our total number of employees, 30 served as restaurant management personnel, 8 served in executive and corporate administrative capacities, and the remainder were hourly personnel. No employee is covered by a collective bargaining agreement and we have never experienced an organized work stoppage, strike or labor dispute. We consider relations with our employees to be satisfactory.

TRADEMARKS AND SERVICE MARKS

     We claim trademark and service mark rights to, and ownership in, a number of marks including, but not limited to, BIG BUCK BREWERY & STEAKHOUSE and BIG BUCK BEER(R). Our service mark for BIG BUCK BREWERY & STEAKHOUSE expires in September 2007 and our trademark for BIG BUCK BEER expires in March 2007. We cannot assure you that our marks will be enforceable against prior users in the areas where we conduct our operations. We regard our marks as having substantial value and as being an important factor in the marketing of our restaurants and beer. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our marks.

ITEM 2    DESCRIPTION OF PROPERTY

GAYLORD

     We own the Gaylord unit, including the real property on which it is located. See "Description of Business - Restaurant Operations" for a description of the Gaylord unit. As of March 27, 2002, we owed Wayne County Employees' Retirement System ("WCERS") approximately $8.9 million. A first priority lien in favor of WCERS on all of our assets, including the Gaylord unit, our leasehold interest in the Auburn Hills unit, our leasehold interest in the Grand Rapids unit and all of our other assets, now or hereafter acquired, secures this indebtedness.

GRAND RAPIDS AND AUBURN HILLS

GRAND RAPIDS

     We purchased the Grand Rapids site in December 1996. The site included an existing structure of approximately 8,200 square feet and is located on 28th Street in Grand Rapids. Seating capacity is approximately 250 for restaurant and bar combined. The Grand Rapids unit opened in March 1997.

     In April 1997, we sold the Grand Rapids site, including all improvements thereto, to an entity owned by one of our shareholders, Eyde Brothers Development Co., pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, we lease the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term. The lease may be extended at our option for up to two additional five-year terms. In addition to the annual base rent, the lease, as amended in March 2000, provides that we are obligated to pay annual percentage rent in the amount of 5% on gross sales at the site in excess of $1.5 million per year. Because annual gross sales did not exceed $1.5 million for the lease year ended April 2001, the lessor obtained the right to require us to repurchase the Grand Rapids site. In March 2002, the lessor waived its right to require repurchase based upon annual gross sales for the lease years ended April 2001 and April 2002. For more information regarding such repurchase obligation, please review "Description of Property - Repurchase Obligation." During 2001, we paid annual rent of $17.07 per square foot at the Grand Rapids unit.

AUBURN HILLS

     We purchased the Auburn Hills site in August 1996. The site is just off of Interstate 75 at exit 79. The unit constructed on this site encompasses approximately 26,700 square feet including brewery, bar and restaurant. Seating capacity is approximately 650 for the restaurant and bar combined. The Auburn Hills unit opened in October 1997.

     In August 1997, we entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site to one of our shareholders, Michael G. Eyde, for $4.0 million. In connection with this transaction, we granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of our common stock to Mr. Eyde. We lease the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000, over a 25-year term. The lease may be extended at our option for up to two additional ten-year terms. In addition to the annual base rent, we are obligated to pay an annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year. We were required to pay Mr. Eyde annual percentage rent of $17,970 based upon annual gross sales for the third year of the lease term. Annual gross sales for the fourth year of the lease term did not exceed $8.0 million. If annual gross sales do not exceed $8.0 million for any two consecutive years during the lease term, Mr. Eyde will have the right to require us to repurchase the Auburn Hills site. For more information regarding such repurchase obligation, please review "Description of Property - Repurchase Obligation." During 2001, we paid annual rent of $14.98 per square foot at the Auburn Hills unit.

TERMINATION PROVISIONS

     The Grand Rapids and Auburn Hills lessors may terminate in the event of a default which is not cured within the applicable grace period. A default is defined as:

     - our failure to make a rental payment within 30 days after receipt of written notice that a payment is past due, or

     - our failure to perform our obligations under the lease, other than rent payments, within 30 days after written notice of a curable violation;

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

REPURCHASE OBLIGATION

     Because annual gross sales at the Grand Rapids site did not exceed $1.5 million for the lease year ended April 2001, the lessor of the Grand Rapids site obtained the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. As noted above, in March 2002, the lessor waived its right to require repurchase based upon annual gross sales for the lease years ended April 2001 and April 2002. The lessor of the Grand Rapids site has the option to require us to repurchase such site after the seventh full lease year for the same price. We also have the option to purchase the Grand Rapids site from the lessor after the seventh full lease year for the same price.

     If annual gross sales at the Auborn Hills site do not exceed $8.0 million for any two consecutive years during the lease term, the lessor of the Auburn Hills site could require us to repurchase such site for $4.0 million, plus $200,000 for each lease year on a pro rata basis. We also have the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

     If either lessor elects to exercise his option to require us to repurchase a site, we would be forced to repurchase such site at a premium over its sale price. We cannot assure you that we will have sufficient funds to repurchase either site. If we are required to repurchase a site and cannot do so, it would have a material adverse impact on our business, operating results, cash flows and financial condition.

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

     During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit. In February 2001, as guarantor of the obligations of Buck & Bass, we arranged to have filed of record a bond with respect to each lien for which we had received notice. In March 2001, we obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. Although we have satisfied our obligations to the subcontractors, we remain involved in litigation with the general contractor. We cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement (described below). For more information regarding such litigation, please review "Legal Proceedings - Grapevine Unit."

     The existence of such encumbrances, the failure of Buck & Bass to perform quarterly customer satisfaction surveys and the failure of Buck & Bass to achieve annual gross sales of $7.0 million give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

     Pursuant to the above-referenced commercial sublease agreement, Buck & Bass leases the Grapevine site from Bass Pro over a 15-year term. Buck & Bass may extend the sublease for up to seven additional five-year terms. Buck & Bass is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year; provided, however, that the minimum annual base rent is $385,000. The minimum annual base rent is required whether the Grapevine unit is profitable or not. If Buck & Bass is required to pay in excess of the minimum annual base rent, the funds available to us for other purposes will be reduced. During 2001, Buck & Bass paid annual rent of $18.78 per square foot at the Grapevine unit (when the second story bar area of such unit is included in the total square footage).

     Bass Pro may terminate the sublease in the event of a default which is not cured within the applicable grace period. In March 2000, we agreed with Bass Pro in writing to revise the definition of default under the sublease. As amended, the sublease provides that a default includes, but is not limited to:

     -    the failure of Buck & Bass to remain open during all business days,

     - the failure of Buck & Bass to maintain on duty a fully trained service staff,

     - the failure of Buck & Bass to provide high quality food of the type provided at our Gaylord unit,

     - the failure of Buck & Bass to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million,

     - Buck & Bass encumbering in any manner any interest in the subleased premises, or

     - the failure of Buck & Bass to conduct full and complete customer surveys no less frequently than each calendar quarter.

     In the event of a default and termination of the joint venture agreement, our interest in the Grapevine unit would be eliminated. This would have a material adverse effect on our business, operating results, cash flows and financial condition.

NASHVILLE

     In November 2000, we executed a lease with Opry Mills Limited Partnership, a division of the Mills Corporation, for 20,046 square feet of space in a one-level building in Nashville, Tennessee. During 2001, we received a $340,000 tenant allowance from Opry Mills. In September 2001, Opry Mills brought suit against us for breach of commercial lease. In March 2002, following the recommendation of the landlord and after careful consideration of the marketplace and our limited capital resources, we determined to discontinue our plans to open this unit. We based our decision on several factors, including but not limited to:

     -    decreased tourism following the events of September 11,

     - possible permanent relocation of the Grand Ole Opry away from the premises,

     - information provided by Opry Mills showing that area restaurants of similar size have struggled to be profitable,

     -    increased steakhouse competition in the market,

     -    parking challenges, and

     -    traffic flow issues.

     As a consequence of such decision, we entered into a possession agreement and a settlement and termination agreement with Opry Mills. Pursuant to such agreements, we relinquished possession of the Nashville premises to Opry Mills, we paid Opry Mills $200,000 for termination of the related lease and the parties agreed to dismiss with prejudice the litigation commenced by Opry Mills for breach of such lease. Under the terms of such agreements, we also forfeited all improvements made to the site, including assets purchased through use of the tenant allowance. For more information regarding such settlement, see "Legal Proceedings - Nashville Unit."

     In the opinion of management, our properties are adequately covered by insurance.

ITEM 3    LEGAL PROCEEDINGS

GRAPEVINE UNIT

     On May 3, 2001, Knoebel Construction, Inc., the general contractor of the Grapevine unit, sued Buck & Bass, L.P., BBBP Management Company, Bass Pro Outdoor World, L.L.C., St. Paul Fire & Marine Insurance Company, Grapevine II, L.P. and our company in the 352nd District Court of Tarrant County, Texas, for breach of contract and quantum meruit, as well as claims under the Texas Property Code for alleged failure to make prompt payment and alleged misapplication of statutory construction trust funds. Our company owns an 89.9% interest in Buck & Bass. The proceeding is a lawsuit that arises out of the construction of the Grapevine unit. Buck & Bass, as owner, and Knoebel, as construction manager, signed an AIA "Standard Form of Agreement Between Owner and Construction Manager" dated March 31, 2000. Under the agreement, Buck & Bass hired Knoebel to construct the Grapevine unit. Knoebel alleges that it performed its obligations under the agreement but is still owed $1,174,516 that Buck & Bass has failed to pay. Buck & Bass disputes the amount of Knoebel's claims and has sought to have the district court case abated while the parties pursue mediation and binding arbitration, as required under the agreement. Knoebel also seeks recovery under St. Paul's bond and foreclosure of a statutory lien. In addition to its alleged damages of $1,174,516, Knoebel's petition asks for attorneys' fees, court costs, and pre-judgment and post-judgment interest.

     On behalf of Buck & Bass, we have settled directly with and obtained releases from the subcontractors on the Grapevine unit, as well as the project's architect. Knoebel has asserted that it may dispute the validity of some or all of the claims of the subcontractors and, therefore, will dispute the amount of any offset that we would apply to Knoebel's claim based upon our payments to the subcontractors. We cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims.

NASHVILLE UNIT

     In November 2000, we executed a lease with Opry Mills Limited Partnership, a division of the Mills Corporation for 20,046 square feet of space in a one-level building in Nashville, Tennessee. During 2001, we received a $340,000 tenant allowance from Opry Mills. In September 2001, Opry Mills brought suit against us in the Chancery Court for Davidson County, Tennessee, for breach of a commercial lease agreement. This case was removed to the U.S. District Court for the Middle District of Tennessee (Nashville Division) in October 2001. In October 2001, Opry Mills brought a separate suit against us in the General Sessions Court for Davidson County, Tennessee for breach of the same commercial lease agreement (the "eviction action"). The eviction action was also removed to the U.S. District Court for the Middle District of Tennessee in November 2001. The lawsuits sought both a monetary judgment for unpaid rent and other moneys allegedly owed to Opry Mills pursuant to the lease and that legal possession of the premises be returned to Opry Mills. In March 2002, we entered into two agreements with Opry Mills to resolve the lawsuits, a possession agreement and a settlement and termination agreement. Pursuant to such agreements, we relinquished possession of the Nashville premises to Opry Mills, we paid Opry Mills $200,000 for termination of the related lease and the parties agreed to dismiss with prejudice the litigation commenced by Opry Mills for breach of such lease. Under the terms of such agreements, we also forfeited all improvements made to the site, including assets purchased through use of the tenant allowance.

     We also agreed to provide Opry Mills by April 30, 2002 a full and complete release of liens and claims from suppliers, contractors or laborers which performed work or supplied materials to the premises. We have also agreed to indemnify Opry Mills from any claims or actions taken against Opry Mills or the premises by any unpaid supplier, contractor or laborer which performed work or supplied materials to the premises.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 2001 Annual Meeting of Shareholders was held on December 11, 2001. Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

     (1) To elect five directors for the ensuing year and until their successors shall be elected and duly qualified.

                                                              FOR               WITHHOLD AUTHORITY
                                                              ---               ------------------
                           William F. Rolinski                4,061,866              60,876
                           Jonathon D. Ahlbrand               4,062,966              59,776
                           Matthew P. Cullen                  4,062,866              59,876
                           Blair A. Murphy, D.O.*             4,062,666              60,076
                           Henry T. Siwecki                   4,063,366              59,376

                           ----------
                           * Dr. Murphy passed away on December 1, 2001.

     (2) To ratify the appointment of Plante & Moran, LLP as our independent auditors for the fiscal year ending December 30, 2001.

                           For:             4,092,795         Against:         22,077
                           Abstain:             7,870         Non-Vote:             0

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to our executive officers as of March 20, 2002. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.

Name                       Age  Position With Big Buck
-----------------------    ---  ------------------------------------------------
William F. Rolinski        54   Chief Executive Officer, President and Chairman of the Board
Anthony P. Dombrowski      41   Chief Financial Officer and Treasurer
Timothy J. Pugh            42   Executive Vice President of Operations

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

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock has been listed on The Nasdaq SmallCap Market under the symbol "BBUC" since the completion of our initial public offering in June 1996. The following table sets forth the approximate high and low closing prices for our common stock for the periods indicated as reported by The Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                PERIOD                                                                HIGH           LOW
                ------                                                                ----           ---
                2000
                  First Quarter..................................................     $ 2.88         $ 1.75
                  Second Quarter.................................................     $ 2.03         $ 1.56
                  Third Quarter..................................................     $ 2.25         $ 1.50
                  Fourth Quarter.................................................     $ 1.86         $ 0.56

                2001
                  First Quarter..................................................     $ 1.50         $ 0.72
                  Second Quarter.................................................     $ 1.13         $ 0.71
                  Third Quarter..................................................     $ 1.40         $ 0.75
                  Fourth Quarter.................................................     $ 0.99         $ 0.38

     As of February 1, 2002, we had 338 shareholders of record and approximately 1,932 beneficial owners.

     We have never declared or paid cash dividends. We currently intend to retain future earnings for the operation of our business and do not anticipate paying cash dividends on our securities in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board. The payment by us of dividends is subject to the terms of the subscription and investment representation agreement governing the 10% convertible secured promissory note due February 2003 we issued to WCERS in February 2000.

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 2001

     On December 11, 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to an accredited investor, Pac Rim Associates, Inc. Such entity is owned by Thomas E. Zuhl, who became one of our directors on January 17, 2002. The note matures on December 11, 2002. It may be converted into 194,552 shares of common stock at a conversion price of $0.514 per share.

     The foregoing issuance was made in reliance upon the exemption provided in
Section 4(2) of the Securities Act. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipient of such securities received, or had access to, material information concerning us, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC. No underwriting commissions or discounts were paid with respect to the issuance of such securities.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     We develop and operate restaurant-brewpubs under the name "Big Buck Brewery & Steakhouse." Until May 1995 when we opened our first unit in Gaylord, Michigan, we had no operations or revenues and our activities were devoted solely to development. In March 1997, we opened our second unit in Grand Rapids, Michigan, and in October 1997, we opened our third unit in Auburn Hills, Michigan, a suburb of Detroit. In August 2000, we opened our fourth unit in Grapevine, Texas, a suburb of Dallas. This unit is owned and operated by Buck & Bass pursuant to our joint venture agreement with Bass Pro.

     We had planned, subject to obtaining adequate financing, to open our next unit in Nashville, Tennessee. In March 2002, following the recommendation of the landlord and after careful consideration of the marketplace and our limited capital resources, we determined to discontinue our plans to open this unit. For the foreseeable future, we plan to focus on the following objectives:

     -    exploration of licensing and franchising opportunities,

     -    refinancing of existing indebtedness,

     -    continued implementation of cost controls, and

     -    recapturing market share lost following the events of September 11.

     Our future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions.

     We use a 52-/53-week fiscal year ending on the Sunday nearest December 31. All references herein to "2001" and "2000" represent the 52-week fiscal years ended December 30, 2001 and December 31, 2000, respectively.

RESULTS OF OPERATIONS

Our operating results, expressed as a percentage of total revenue, were as follows:

                                                                     DECEMBER 30,   DECEMBER 31,
                                                                        2001           2000
                                                                    -------------- --------------
REVENUE
     Restaurant sales.............................................         98.4%          97.5%
     Wholesale and retail sales...................................          1.6            2.5
                                                                    -----------     ----------
         Total revenue............................................        100.0          100.0
                                                                    -----------     ----------
COSTS AND EXPENSES:
     Cost of sales................................................         33.0           34.1
     Restaurant salaries and benefits.............................         26.3           30.8
     Operating expenses...........................................         21.1           23.9
     Depreciation.................................................          7.6            5.8
     Preopening expenses and store development costs..............          2.0            3.0
     General and administrative expenses..........................         10.2           10.1
                                                                     -----------    ----------
         Total costs and expenses.................................        100.2          107.7
                                                                     -----------    ----------
LOSS FROM OPERATIONS..............................................         (0.2)          (7.7)
                                                                     -----------    ----------
OTHER INCOME (EXPENSE):
     Interest expense.............................................         (9.5)          (8.7)
     Interest income..............................................           --             --
     Other........................................................         (2.9)          (3.2)
     Minority interest's share of subsidiary's loss...............           --            0.5
                                                                     -----------    ----------
         Other income (expense), net..............................        (12.4)         (11.4)
                                                                     -----------    ----------

NET LOSS .........................................................        (12.6)%        (19.1)%
                                                                   ==============    ===========

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

REVENUES

     Revenues increased 5.0% to $17,487,957 in 2001 from $16,638,282 in 2000.
The increase was mainly due to the opening of the Grapevine unit on August 31, 2000, which offset lower revenue in 2001 from the existing units in Michigan. Revenues from our Michigan units were negatively affected by a decline in tourism following the events of September 11. We believe that an improved economy will increase revenues at our existing units.

COSTS OF SALES

     Cost of sales, which consists of food, merchandise and brewery supplies, increased 1.5% to $5,763,345 in 2001 compared to $5,676,108 in 2000. The increase was primarily due to the opening of the Grapevine unit in August 2000. As a percentage of revenues, costs of sales decreased to 33.0% in 2001 from 34.1% in 2000. The percentage decrease was due to limiting portion sizes to specifications and entering into certain food purchasing contracts.

RESTAURANT SALARIES AND BENEFITS

     Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased 10.5% to $4,591,917 in 2001 compared to $5,131,584 in 2000.
As a percentage of revenues, restaurant salaries and benefits decreased to 26.3% in 2001 as compared to 30.8% in 2000. The decreases were due to lower staffing levels and more efficient scheduling.

OPERATING EXPENSES

     Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, decreased 7.2% to $3,694,304 in 2001 compared to $3,981,450 in 2000. The decrease was due to the reduction of certain in-store promotions and discounting. As a percentage of revenues, operating expenses decreased to 21.1% in 2001 as compared to 23.9% in 2000. The percentage decrease was due to reduced discounting, the elimination of certain in-store promotions, reduced laundry expenses resulting from a dress code modification and a reduction in outside janitorial services.

PREOPENING EXPENSES AND STORE DEVELOPMENT COSTS

     Preopening expenses and store development costs consist of expenses incurred prior to an opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. The preopening expenses and store development costs of $354,923 for 2001 related to the development costs incurred in connection with the abandoned plans to open a unit in Nashville, compared to $494,630 in 2000 associated with the opening of the Grapevine unit.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 6.6% to $1,785,886 in 2001 compared to $1,675,700 in 2000. The increase reflected the added professional fees incurred in connection with our lawsuits with the general contractor of the Grapevine unit and Opry Mills, as well as travel expenses related to the Grapevine unit. As a percentage of revenue, these expenses increased to 10.2% in 2001 as compared to 10.1% in 2000.

DEPRECIATION

     Depreciation expenses increased 39.3% to $1,338,650 in 2001 compared to $961,003 in 2000. The increase was due to the additional depreciation from the Grapevine unit being open for the entire year in 2001 as compared to 2000. As a percentage of revenues, these expenses increased to 7.6% in 2001 from 5.8% in 2000. The increase was the result of the Grapevine unit having a higher amount of depreciation as a percentage of revenue as this leasehold is depreciated over a 15-year term without considering renewals.

INTEREST EXPENSE

     Interest expense increased $209,587 to $1,658,409 in 2001 compared to $1,448,822 in 2000. The increase reflected the additional borrowings for the completion of the Grapevine unit and working capital purposes. As a percentage of revenues, interest expense increased to 9.5% in 2001 from 8.7% in 2000.

OTHER INCOME AND EXPENSE

     Other income and expense includes miscellaneous income and amortization expense. Other expenses were $501,086 in 2001 compared to $535,746 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     We used $431,899 in cash for operating activities during 2001, and used $1,533,075 in cash for operating activities during 2000. We had working capital deficits of $3,026,286 at December 30, 2001, and $3,495,425 at December 31, 2000. During 2001, we spent $494,923 in leasehold improvements at the Nashville site and $161,567 in project management fees and new equipment for existing units. We obtained additional financing of $1,199,729 during 2001 for the working capital purposes.

     In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately $2.2 million for the fiscal year ended December 30, 2001, and approximately $3.2 million for the fiscal year ended December 31, 2000. As of December 30, 2001, we had an accumulated deficit of $9.8 million. We currently depend upon our existing units for all of our revenues. We expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The reports of our independent public accountants for the years ended December 30, 2001 and December 31, 2000 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

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

FINANCING ACTIVITIES IN 2000

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

FINANCING ACTIVITIES IN 2001

     In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003. As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003. On the same day, we also issued 323,406 shares of our common stock to WCERS in lieu of $327,610 in principal and/or interest otherwise payable to WCERS in February, March, April and May 2001. In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73 per share. We repaid such note in full in March 2002. Also in March 2001, we entered into a first amendment with Michael G. Eyde, one of our shareholders and the holder of our non-convertible subordinated promissory note with a principal amount of $100,000. Pursuant to such agreement, we made such note convertible into shares of our common stock at a conversion price of $1.00 and extended the maturity date of such note until October 2001. In addition, we entered into another first amendment with Michael G. Eyde, one of our shareholders and the holder of one of our convertible subordinated promissory notes with a principal amount of $100,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.9188 to $1.00. In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000. Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73 per share. In
April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.4752 to $0.73 per share. In July 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to Thomas E. Zuhl, who became one of our directors in January 2002. The note matures on July 20, 2002. It may be converted into 115,473 shares of common stock at a conversion price of $0.866 per share. In December 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to Pac Rim Associates, Inc. Such entity is owned by Thomas E. Zuhl, who became one of our directors in January 2002. The note matures on December 11, 2002. It may be converted into 194,552 shares of common stock at a conversion price of $0.514 per share.

ADDITIONAL FINANCING IS REQUIRED FOR DEBT REPAYMENT

     Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our line of credit and loan agreement may require us to liquidate all or a portion of our assets. We had working capital deficits of approximately $3.0 million at December 30, 2001 and approximately $3.5 million at December 31, 2000. As of March 27, 2002, we had outstanding (1) convertible secured debt aggregating $7,409,271, (2) non-convertible secured debt aggregating $6,500,000, (3) a line of credit for up to $1,000,000, of which we had borrowed the full amount, and (4) convertible subordinated debt aggregating $862,000. Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001 and $50,000 matured in January 2002. We cannot assure you that we will be able to extend the maturity dates of those, or any other, notes. Our outstanding debt must be repaid in full as follows:

     Type of Debt                       Principal Amount        Maturity Date
     ---------------------------------------------------------------------------
     Convertible Secured Debt           $ 7,409,271             February 2003
     Non-Convertible Secured Debt       $ 1,500,000             February 2003
     Non-Convertible Secured Debt       $ 5,000,000             March 2004
     Line of Credit                     $ 1,000,000             March 2002
     Convertible Subordinated Debt      $   450,000             Immediate
     Convertible Subordinated Debt      $   212,000             *
     Convertible Subordinated Debt      $   100,000             July 2002
     Convertible Subordinated Debt      $   100,000             December 2002

     ----------
     * Big Buck has agreed to make eleven additional monthly payments of $18,000 (commencing April 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

     To fund the maturity of the outstanding debt, we will be required to obtain additional financing or refinance the debt. However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS COVENANT VIOLATIONS

     Among other things, we agreed with WCERS, the holder of approximately $8.9 of our secured debt, that (1) we would not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we would keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we would keep and maintain a minimum debt coverage ratio of
1.25 to 1.0 (excluding Grapevine pre-opening and financing costs), (4) we would maintain our then current cash flow position, and (5) we would not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000. We have notified WCERS that we have violated each of the foregoing covenants. On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we have until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). We notified WCERS that we violated the amended covenants. On April 1, 2002, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $4.5 million and (2) we have until January 1, 2003 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).

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

     We cannot assure you that we will maintain compliance with the amended covenants or be able to repay or refinance our indebtedness to WCERS. Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreement. In the event of a default which is not waived under our agreements with WCERS, our assets would be at risk. Foreclosure by WCERS would force us to cease all operations.

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

     During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit. In February 2001, as guarantor of the obligations of Buck & Bass, we arranged to have filed of record a bond with respect to each lien for which we had received notice. In March 2001, we obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. Although we have satisfied our obligations to the subcontractors, we remain involved in litigation with the general contractor. We cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement.

GRAPEVINE COVENANT VIOLATIONS

     The existence of such encumbrances, the failure of Buck & Bass to perform quarterly customer satisfaction surveys and the failure of Buck & Bass to achieve annual gross sales of $7.0 million give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

LIMITATIONS ON ABILITY TO INCUR ADDITIONAL INDEBTEDNESS

     We granted the following security interests to WCERS in connection with their provision of certain debt financing:

     -    a pledge of our limited partnership interest in Buck & Bass,

     - a pledge of our shares of the issued and outstanding common stock of BBBP Management Company, and

     - a security interest, assignment or mortgage, as applicable, in our interest in all assets now or hereafter owned, ownership interests, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord, Auburn Hills and Grand Rapids sites.

     We also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the approximately $5.8 million promissory note is outstanding or WCERS owns more than 15% of our common stock, elect to purchase securities offered by us, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

     Our agreement with WCERS imposes limitations on our ability to incur additional indebtedness. We agreed that we would not create, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness, except for indebtedness incurred in the ordinary course of business not to exceed at any time $1.5 million in the aggregate. Any indebtedness not in the ordinary course of business or in excess of $1.5 million requires the approval of WCERS. These restrictions may impede our ability to secure financing for continued operations. Our failure to raise capital when needed would have a material adverse effect on our business, operating results, cash flows and financial condition.

LIQUIDITY PLANS

     In February 2002, we received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan. In March 2002, we obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004. The collateral of this loan is a $5,000,000 letter of credit from WCERS. Of the proceeds from such loan, we used $200,000 to terminate our lease of the Nashville site and $500,000 to repay the advance from WCERS. We intend to use the remaining proceeds of such loan to repay approximately $1,000,000 of indebtedness to Crestmark bank, to pay certain accounts payable and for various working capital purposes. Although our short-term liquidity issues have been improved as a result of this financing, we cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

     We intend to explore licensing and franchising arrangements. We are in discussions with several parties regarding the possible licensing of the Big Buck Brewery & Steakhouse concept in and outside the state of Michigan. We have entered into a license agreement with Up North Adventures, an entity owned by one of our directors, Thomas E. Zuhl, pursuant to which we hope to introduce our concept to various Asian markets. Our beers have already received awards for excellence in Japan.

     We also seek to refinance our indebtedness to WCERS. We hope to refinance such indebtedness at lower interest rates. We also plan to continue searching for ways of reducing our operating costs. At the beginning of 2001, we set goals to equal or exceed the operating benchmarks of several of our competitors. We believe that we have attained those goals and we seek continued improvement. During 2002, we also plan to implement new short-term and long-term marketing campaigns pursuant to which we hope to regain revenues lost due to the decrease in tourism following the events of September 11.

SEASONALITY

     Our operating results are expected to fluctuate based on seasonal patterns. Based on our existing units, we anticipate that our highest revenues will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. Because of the effect of seasonality on our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for a full fiscal year.

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

WE HAVE INCURRED LOSSES AND WE EXPECT TO INCUR SUBSTANTIAL FUTURE LOSSES. THIS MAY PREVENT US FROM RAISING CAPITAL AND CONTINUING OPERATIONS.

     In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of approximately
$2.2 million for the fiscal year ended December 30, 2001, and approximately
$3.2 million for the fiscal year ended December 31, 2000. As of December 30, 2001, we had an accumulated deficit of $9.8 million. We currently depend upon our existing units for all of our revenues. We expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The reports of our independent public accountants for the years ended December 30, 2001 and December 31, 2000 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

WE CANNOT ASSURE YOU THAT FUTURE OPERATIONS OF ANY UNIT WILL BE PROFITABLE.

     Future revenues and profits, if any, will depend upon various factors, including:

     -    the quality of restaurant and brewery operations,

     -    the acceptance of our food and beer, and

     -    general economic conditions.

     We cannot assure you that we will ever operate profitably.

WE MAY BE UNABLE TO REPAY CURRENT MATURITIES OF EXISTING INDEBTEDNESS, FORCING US TO LIQUIDATE ALL OR A PORTION OF OUR ASSETS.

OVERVIEW

     Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our line of credit and loan agreement may require us to liquidate all or a portion of our assets. We had working capital deficits of approximately $3.0 million at December 30, 2001 and approximately $3.5 million at December 31, 2000. As of March 27, 2002, we had outstanding (1) convertible secured debt aggregating $7,409,271, (2) non-convertible secured debt aggregating $6,500,000, (3) a line of credit for up to $1,000,000, of which we had borrowed the full amount, and (4) convertible subordinated debt aggregating $862,000. Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001 and $50,000 matured in January 2002. We cannot assure you that we will be able to extend the maturity dates of those, or any other, notes. Our outstanding debt must be repaid in full as follows:

     Type of Debt                   Principal Amount        Maturity Date
     ---------------------------------------------------------------------------
     Convertible Secured Debt         $ 7,409,271            February 2003
     Non-Convertible Secured Debt     $ 1,500,000            February 2003
     Non-Convertible Secured Debt     $ 5,000,000            March 2004
     Line of Credit                   $ 1,000,000            March 2002
     Convertible Subordinated Debt    $   450,000            Immediate
     Convertible Subordinated Debt    $   212,000            *
     Convertible Subordinated Debt    $   100,000            July 2002
     Convertible Subordinated Debt    $   100,000            December 2002

     ----------
     * Big Buck has agreed to make eleven additional monthly payments of $18,000 (commencing April 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

CONVERTIBLE SECURED AND NON-CONVERTIBLE SECURED DEBT

     We granted the following security interests to WCERS in connection with their provision of certain debt financing:

     -    a pledge of our limited partnership interest in Buck & Bass,

     - a pledge of our shares of the issued and outstanding common stock of BBBP Management Company, and

     - a security interest, assignment or mortgage, as applicable, in our interest in all assets now or hereafter owned, ownership interests, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord, Auburn Hills and Grand Rapids sites.

     We also granted to WCERS a right of first refusal pursuant to which WCERS may, for so long as the approximately $5.8 million promissory note is outstanding or WCERS owns more than 15% of our common stock, elect to purchase securities offered by us, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

     Among other things, we agreed with WCERS, the holder of approximately $8.9 of our secured debt, that (1) we would not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we would keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we would keep and maintain a minimum debt coverage ratio of 1.25 to 1.0 (excluding Grapevine pre-opening and financing costs), (4) we would maintain our then current cash flow position, and (5) we would not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000. We have notified WCERS that we have violated each of the foregoing covenants. On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we have until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). We notified WCERS that we violated the amended covenants. On April 1, 2002, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $4.5 million and (2) we have until January 1, 2003 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).

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

     We cannot assure you that we will maintain compliance with the amended covenants or be able to repay or refinance our indebtedness to WCERS. Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreement. In the event of a default which is not waived under our agreements with WCERS, our assets would be at risk. Foreclosure by WCERS would force us to cease all operations.

     In March 2002, we obtained a loan from United Bank and Trust Company for $5.0 million which matures in March 2004. The collateral of this loan is a $5.0 million letter of credit from WCERS. We cannot assure you that we will be able to repay our indebtness to United Bank.

LINE OF CREDIT

     During 2001, we obtained a line of credit from Crestmark Bank for up to $1.0 million. The collateral on this line of credit is a $1.0 million letter from WCERS. This letter of credit is valid through March 2002. As of March 27, 2002, we had borrowed $1.0 million under this line of credit for working capital purposes. We anticipate repaying this line of credit with proceeds from our loan agreement with United Bank and Trust Company.

CONVERTIBLE SUBORDINATED PROMISSORY NOTES

     To fund the maturity of the outstanding convertible subordinated promissory notes, we will be required to obtain additional financing or refinance the debt. However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition. As of March 27, 2002, our outstanding convertible subordinated promissory notes had the following terms and conditions:

   Principal                  Date of            Maturity           Shares Issuable        Conversion
    Amount                   Issuance              Date             Upon Conversion          Price
-----------------         --------------     --------------      --------------------    ---------------
   $212,000                  10-11-99            *                     290,410               $  0.73
   $100,000                  11-17-99         11-01-00                  41,233               $2.4252
   $100,000                  01-19-00         10-01-01                 100,000               $  1.00
   $100,000                  12-04-00         10-01-01                 100,000               $  1.00
   $100,000                  10-08-99         10-07-01                  66,666               $  1.50
   $ 50,000                  01-27-00         01-01-02                  68,493               $  0.73
   $100,000                  07-20-01         07-20-02                 115,473               $ 0.866
   $100,000                  12-11-01         12-11-02                 194,552               $ 0.514

----------
   * Big Buck has agreed to make eleven additional monthly payments of $18,000 (commencing April 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL WHEN REQUIRED, WE MAY BE REQUIRED TO SCALE BACK OUR OPERATIONS.

     If additional capital does not become available to us when required, we may be required to scale back our operations. We cannot assure you that we will be able to secure additional financing when required. If we are able to obtain financing, we cannot assure you that it will be on favorable or acceptable terms. To obtain additional financing, we anticipate that we will be required to sell additional debt or equity securities. New investors may seek and obtain substantially better terms than those available in connection with open market purchases and our issuance of securities in the future may result in substantial dilution.

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

WE ARE NOT IN COMPLIANCE WITH THE NASDAQ CONTINUED LISTING REQUIREMENTS. IF WE DO NOT MAINTAIN OUR NASDAQ LISTING, YOU MAY HAVE DIFFICULTY RESELLING YOUR SECURITIES.

     Our common stock, Class A Warrants and units are currently listed on The Nasdaq SmallCap Market. We have received notices from Nasdaq regarding our non-compliance with the $1,000,000 minimum market value of publicly held shares requirement stated in Marketplace Rule 4310(c)(7) and the $1.00 minimum bid price requirement stated in Marketplace Rule 4310(c)(4). We have until June 17, 2002 to regain compliance with the minimum market value requirement, which would require our common stock to achieve a market value of publicly held shares of $1,000,000 or more for a minimum of 10 consecutive trading days. If we fail to meet this requirement, or fail to maintain compliance with any other listing requirement, our securities will become subject to delisting from The Nasdaq SmallCap Market. If we regain compliance with the minimum market value requirement by June 17, 2002, we will have until August 13, 2002 to regain compliance with the minimum bid price requirement, which would require our common stock to achieve a bid price of $1.00 or more for a minimum of 10 consecutive trading days. If we fail to meet this requirement, or fail to maintain compliance with any other listing requirement, our securities will become subject to delisting from The Nasdaq SmallCap Market.

     If our securities do not continue to be listed on The Nasdaq SmallCap Market, such securities would become subject to certain rules of the SEC relating to "penny stocks." Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market. In addition, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements. Consequently, selling our securities would be more difficult because smaller quantities of securities could be bought and sold, transactions could be delayed, and security analyst and news media coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. We cannot assure you that our securities will continue to be listed on The Nasdaq SmallCap Market.

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

     During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit. In February 2001, as guarantor of the obligations of Buck & Bass, we arranged to have filed of record a bond with respect to each lien for which we had received notice. In March 2001, we obtained approximately $1.0 million in debt financing from Crestmark Bank, guaranteed by WCERS, for working capital purposes including the payment of such contractors. Although we have satisfied our obligations to certain subcontractors, we remain involved in litigation with the general contractor. We cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims. If we fail to do so, we may be in material default under the limited partnership agreement and the commercial sublease agreement (described below). For more information regarding such litigation, please review "Legal Proceedings - Grapevine Unit."

     The existence of such encumbrances, the failure of Buck & Bass to perform quarterly customer satisfaction surveys and the failure of Buck & Bass to achieve annual gross sales of $7.0 million give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

IF BUCK & BASS IS REQUIRED TO PAY MORE THAN THE MINIMUM ANNUAL BASE RENT FOR THE GRAPEVINE SITE, FUNDS AVAILABLE TO US FOR OTHER PURPOSES WILL BE REDUCED.

     Pursuant to a commercial sublease agreement, Buck & Bass leases the Grapevine site from Bass Pro over a 15-year term. Buck & Bass is obligated to pay annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year; provided, however, that the minimum annual base rent is $385,000. Bass Pro may terminate the sublease in the event of a default which is not cured within the applicable grace period. In March 2000, we agreed with Bass Pro in writing to revise the definition of default under the sublease. As amended, the sublease provides that a default includes, but is not limited to:

     -    the failure of Buck & Bass to remain open during all business days,

     - the failure of Buck & Bass to maintain on duty a fully trained service staff,

     - the failure of Buck & Bass to provide high quality food of the type provided at our Gaylord unit,

     - the failure of Buck & Bass to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million,

     - Buck & Bass encumbering in any manner any interest in the subleased premises, or

     - the failure of Buck & Bass to conduct full and complete customer surveys no less frequently than each calendar quarter.

     The minimum annual base rent is required whether the Grapevine unit is profitable or not. If Buck & Bass is required to pay in excess of the minimum annual base rent, the funds available to us for other purposes will be reduced. In the event of a default and termination of the joint venture agreement, our interest in the Grapevine unit would be eliminated. This would have a material adverse effect on our business, operating results, cash flows and financial condition.

IF WE ARE REQUIRED TO PAY MORE THAN THE MINIMUM ANNUAL BASE RENT FOR THE GRAND RAPIDS OR AUBURN HILLS SITES, FUNDS AVAILABLE TO US FOR OTHER PURPOSES WILL BE REDUCED.

     In April 1997, we sold the Grand Rapids site, including all improvements thereto, to an entity owned by one of our shareholders, Eyde Brothers Development Co., pursuant to a real estate purchase and leaseback agreement for $1.4 million. Pursuant to a separate lease agreement, we lease the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent, of $192,500 over a ten-year term. The lease may be extended at our option for up to two additional five-year terms. In addition to the annual base rent, the lease, as amended in March 2000, provides that we are obligated to pay annual percentage rent in the amount of 5% on gross sales at the site in excess of $1.5 million per year. Annual gross sales did not exceed $1.5 million for the lease year ended April 2001.

     In August 1997, we entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site to one of our shareholders, Michael G. Eyde, for $4.0 million. In connection with this transaction, we granted a five-year stock option, exercisable at $5.00 per share, for 50,000 shares of our common stock to Mr. Eyde. We lease the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000, over a 25-year term. The lease may be extended at our option for up to two additional ten-year terms. In addition to the annual base rent, we are obligated to pay annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year. We were required to pay Mr. Eyde annual percentage rent of $17,970 based upon annual gross sales for the third year of the lease term. Annual gross sales for the fourth year of the lease term did not exceed $8.0 million.

     Annual percentage rent is required whether or not such units are profitable. If we are required to pay annual percentage rent, the funds available to us for other purposes will be reduced.

IF WE DEFAULT AND THE LESSOR OF THE GRAND RAPIDS SITE OR THE LESSOR OF THE AUBURN HILLS SITE TERMINATES THE RELATED LEASE, WE WOULD BE UNABLE TO CONTINUE OPERATING SUCH UNIT.

     The Grand Rapids and Auburn Hills lessors may terminate in the event of a default which is not cured within the applicable grace period. A default is defined as:

     - our failure to make a rental payment within 30 days after receipt of written notice that a payment is past due, or

     - our failure to perform our obligations under the lease, other than rent payments, within 30 days after written notice of a curable violation;

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

IF WE ARE REQUIRED TO REPURCHASE THE GRAND RAPIDS SITE OR THE AUBURN HILLS SITE AND CANNOT DO SO, WE WOULD BE UNABLE TO CONTINUE OPERATING SUCH UNIT.

     Because annual gross sales at the Grand Rapids site did not exceed $1.5 million for the lease year ended April 2001, the lessor of the Grand Rapids site obtained the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. In March 2002, the lessor waived its right to require repurchase based upon annual gross sales for the lease years ended April 2001 and April 2002. The lessor of the Grand Rapids site has the option to require us to repurchase such site after the seventh full lease year for the same price. We also have the option to purchase the Grand Rapids site from the lessor after the seventh full lease year for the same price.

     If annual gross sales at the Auburn Hills site do not exceed $8.0 million for any two consecutive years during the lease term, the lessor of the Auburn Hills site could require us to repurchase such site for $4.0 million, plus $200,000 for each lease year on a pro rata basis. We also have the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

     If either lessor elects to exercise his option to require us to repurchase a site, we would be forced to repurchase such site at a premium over its sale price. We cannot assure you that we will have sufficient funds to repurchase either site. If we are required to repurchase a site and cannot do so, it would have a material adverse impact on our business, operating results, cash flows and financial condition.

WE MAY BE UNABLE TO COMPETE WITH LARGER, BETTER ESTABLISHED RESTAURANT COMPETITORS.

     The restaurant industry is highly competitive with respect to price, service, location and food quality, including taste, freshness and nutritional value. New restaurants have a high failure rate. New restaurants generally experience a decline in revenue growth, or in actual revenues, following a period of excitement that accompanies their opening. The restaurant industry is also generally affected by changes in consumer preferences, national, regional and local economic conditions, and demographic trends. The performance of individual restaurants may also be affected by factors such as traffic patterns, demographic considerations, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefit costs, and the unavailability of experienced management and hourly employees may also adversely affect the restaurant industry in general and our units in particular. Restaurant operating costs are further affected by increases in the minimum hourly wage, unemployment tax rates and similar matters over which we have no control. We face numerous well-established competitors, including national, regional and local restaurant chains, possessing substantially greater financial, marketing, personnel and other resources than we do. We also compete with a large variety of locally owned restaurants, diners and other establishments that offer moderately priced food to the public and with other brewpubs. Competitors could utilize the Big Buck Brewery & Steakhouse format or a related format. We cannot assure you that we will be able to respond to various competitive factors affecting the restaurant industry.

WE MAY BE UNABLE TO COMPETE WITH LARGER, BETTER ESTABLISHED COMPETITORS IN THE BREWING INDUSTRY.

     The domestic beer market is highly competitive due to:

     - the enormous advertising and marketing expenditures by national and major regional brewers,

     -    the proliferation of craft breweries and brewpubs,

     - the introduction of fuller-flavored products by certain major national brewers, and

     - a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers.

     We cannot assure you that demand for craft brewed beers will continue. Most of our brewing competitors possess greater financial, marketing, personnel and other resources than we do. We cannot assure you that we will be able to succeed against such competition.

OUR ABILITY TO EXPAND DEPENDS UPON A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

     In addition to the availability of adequate financing, any expansion of our operations will depend upon a variety of factors, some of which are currently unknown or beyond our control, including:

     -    customer acceptance of Big Buck Brewery & Steakhouses and Big Buck
          Beer,

     -    timely and economic development and construction of new units,

     -    timely approval from local governmental authorities,

     -    hiring of skilled management and other personnel,

     - ability of our management to apply its policies and procedures to a larger number of units, and

     -    the general state of the economy.

We cannot assure you that we will be able to open any additional units.

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

OUR OPERATIONS DEPEND UPON OBTAINING AND MAINTAINING GOVERNMENTAL LICENSES AND PERMITS REQUIRED FOR BREWING AND SELLING BEER.

     A significant percentage of our revenue is derived from beer sales. Total sales of alcohol, including beer, wine and hard liquor, accounted for 20.4% of our revenues during 2001. We must comply with federal licensing requirements imposed by the Bureau of Alcohol, Tobacco and Firearms of the United States Department of Treasury, as well as the licensing requirements of states and municipalities where our units are located. Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling our beer. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.

STATE LIQUOR LAWS MAY IMPEDE OUR OPERATIONS, LIMITING OUR FUTURE REVENUES.

     We are licensed under Michigan law as a "brewpub." A brewpub in Michigan is
(1) limited to a combined annual production of not more than 5,000 barrels,
(2) limited to no more than three units in Michigan, and (3) prohibited from selling beer on a wholesale basis. Buck & Bass is licensed under Texas law as a "brewpub." A brewpub in Texas is limited to the production of not more than 5,000 barrels of malt liquor, ale, and beer for each licensed brewpub established, operated, or maintained in Texas by the holder of the brewpub license. Brewpubs in Michigan and Texas are also licensed to sell hard liquor with appropriate licensing. Applicable legislation, regulations or administrative interpretations of liquor laws may hinder our operations or increase our operating costs.

IF WE ARE UNABLE TO COMPLY WITH APPLICABLE RESTAURANT REGULATIONS, WE WILL BE UNABLE TO OPERATE; COMPLIANCE WITH SUCH REGULATIONS MAY INCREASE OUR OPERATING EXPENSES.

     The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and those relating to building and zoning requirements. We are subject to regulation by air and water pollution control divisions of the Environmental Protection Agency of the United States and by certain states and municipalities in which our units are located. We are also subject to laws governing our relationship with our employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Restaurant operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters, such as any government mandated health insurance, over which we have no control.

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

WE MUST PAY FEDERAL AND STATE EXCISE TAXES ON OUR BEER; WE MAY BE UNABLE TO RETAIN THE CREDITS THAT HELP US TO OFFSET PART OF SUCH TAXES.

     The federal government imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States. However, each brewer with production under 2,000,000 barrels per year is granted a small brewer's excise tax credit in the amount of $11.00 per barrel on its first 60,000 barrels produced annually. We cannot assure you that the federal government will not reduce or eliminate this credit. Michigan imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan. However, each brewer that is a "brewpub" under Michigan law and manufactures less than 50,000 barrels per year is granted a brewer's excise tax credit in the amount of $2.00 per barrel. Buck & Bass is subject to excise taxes under Texas law. Excise taxes in Texas are $6.138 per barrel for ale and malt liquor, and $6.00 per barrel for beer. However, Texas grants a 25% tax exemption for manufacturers of beer whose annual production in Texas does not exceed 75,000 barrels of beer per year. As a result, Buck & Bass faces an effective excise tax of $4.50 per barrel for beer. If our beer production exceeds the foregoing credit thresholds, our average excise tax rate would increase.

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

THE LOSS OF KEY PEOPLE, INCLUDING WILLIAM F. ROLINSKI, ANTHONY P. DOMBROWSKI AND TIMOTHY J. PUGH, COULD ADVERSELY AFFECT US.

     Our future success depends in large part upon the continued service of our key management personnel, including William F. Rolinski, Anthony P. Dombrowski and Timothy J. Pugh. Given our limited operating history, we depend on our ability to identify, hire, train and motivate qualified personnel necessary to enable us to continue operations. We do not have key person life insurance policies on any of our employees. The departure of key employees could have a material adverse effect on our business, operating results, cash flows and financial condition. Our success will also depend upon our ability to attract and retain qualified people, including additional management personnel. We cannot assure you that our current employees will continue to work for us or that we will be able to obtain the services of additional personnel necessary for any growth. To date, we have not entered into any agreements providing for the continued employment of our personnel.

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

OUR MANAGEMENT POSSESSES SIGNIFICANT CONTROL WHICH COULD REDUCE YOUR ABILITY TO RECEIVE A PREMIUM FOR YOUR SECURITIES THROUGH A CHANGE IN CONTROL.

     As of March 1, 2002, our officers and directors beneficially owned approximately 53.9% of our outstanding common stock. Accordingly, such persons can:

     - exert substantial influence over the composition of our board of directors,

     -    generally direct our affairs, and

     - may have the power to control the outcome of shareholder approvals of business acquisitions, mergers and combinations and other actions.

     We are also subject to Michigan statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of common stock which may hinder or delay a change in control.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY RESULT IN DECREASES IN THE MARKET PRICE OF OUR SECURITIES.

     Our sales and earnings are expected to fluctuate based on seasonal patterns. Based on our existing units, we anticipate that our highest earnings will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan. Because of the effect of seasonality on our business, results for any quarter are not necessarily indicative of the results for a full fiscal year.

YOU MAY NOT BE ABLE TO SELL OUR SECURITIES AT THE SAME PRICE AT WHICH YOU PURCHASE OUR SECURITIES DUE TO SIGNIFICANT VOLATILITY IN THE MARKET PRICE OF OUR SECURITIES.

     The market price of our common stock has been subject to significant fluctuations in response to numerous factors, including:

     - variations in our annual or quarterly financial results or those of our competitors,

     - changes by financial research analysts in their estimates of our earnings or those of our competitors,

     - conditions in the economy in general or in the brewing industry in particular,

     -    unfavorable publicity, and

     - changes in applicable laws and regulations, or judicial or administrative interpretations thereof, affecting us or the brewing industry.

     During 2000, our common stock ranged from a high of $2.88 per share on February 7, 2000, to a low of $0.56 per share on December 29, 2000. During 2001, our common stock ranged from a high of $1.50 on seven trading days in February 2001 to a low of $0.38 per share on December 27, 2001. We cannot assure purchasers of our securities that they will be able to sell such securities at or above the prices at which they were purchased.

THE SALE OF ADDITIONAL SECURITIES MAY BE DILUTIVE TO EXISTING SECURITY HOLDERS.

     We had 6,083,358 shares of common stock outstanding as of March 20, 2002. On that date, we also had warrants, stock options, convertible debt and other rights outstanding to purchase an additional 9,342,513 shares of common stock, exercisable at prices ranging from $0.19 to $8.00 per share. We have also registered certain shares of our common stock for resale on the public market. The sale of such shares, and the sale of additional shares which may become eligible for sale in the public market from time to time upon the exercise of warrants, stock options, convertible debt and other rights, may be dilutive to existing security holders and could have the effect of depressing the market price of our securities.

ITEM 7    FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                     -------
BIG BUCK BREWERY & STEAKHOUSE, INC.
Report of Independent Public Accountants............................................   35
Consolidated Financial Statements
         Consolidated Balance Sheets................................................   36
         Consolidated Statements of Operations......................................   37
         Consolidated Statements of Shareholders' Equity............................   38
         Consolidated Statements of Cash Flows......................................   39
         Notes Consolidated to Financial Statements.................................   40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Big Buck Brewery & Steakhouse, Inc.:

     We have audited the accompanying consolidated balance sheet of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Buck Brewery & Steakhouse, Inc. as of December 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ PLANTE & MORAN, LLP

Grand Rapids, Michigan,
April 1, 2002

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                           Consolidated Balance Sheets

                                                                      December 30,      December 31,
                                                                         2001              2000
                                                                    ---------------    -------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                             $      96,453     $      22,901
   Accounts receivable                                                    237,187           385,536
   Inventories (Note 1)                                                   223,891           309,906
   Prepaids and other                                                     592,927           384,669
                                                                    -------------     -------------
        Total current assets                                            1,150,457         1,103,012
PROPERTY AND EQUIPMENT (Note 1)                                        22,926,270        24,030,987
OTHER ASSETS, net                                                         803,881         1,094,367
                                                                    -------------     -------------
                                                                    $  24,880,609     $  26,228,366
                                                                    =============     =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $   1,925,998     $   2,972,225
   Accrued expenses                                                     1,099,017           676,555
   Current maturities of long-term obligations                          1,151,728           949,657
                                                                    -------------     -------------
        Total current liabilities                                       4,176,743         4,598,437
LONG-TERM OBLIGATIONS, less current maturities (Note 2)                15,084,690        14,379,594
                                                                    -------------     -------------
        Total liabilities                                              19,261,433        18,978,031
MINORITY INTEREST (Note 8)                                                466,143           463,811
SHAREHOLDERS' EQUITY (Notes 5 and 6):
   Common stock, $0.01 par value, 20,000,000 shares authorized;
        6,083,358 and 5,474,562 shares issued and outstanding              60,834            54,746
   Warrants                                                                     -           153,650
   Additional paid-in capital                                          14,870,141        14,153,174
   Accumulated deficit                                                 (9,777,941)       (7,575,046)
                                                                    -------------     -------------
        Total shareholders' equity                                      5,153,033         6,786,524
                                                                    -------------     -------------
                                                                    $  24,880,609     $  26,228,366
                                                                    =============     =============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.
                      Consolidated Statements of Operations

                                                                       For the Years Ended
                                                                  -------------------------------
                                                                  December 30,       December 31,
                                                                       2001              2000
                                                                  ------------      -------------
REVENUE:
   Restaurant sales                                              $  17,207,829      $  16,230,185
   Wholesale and retail sales                                          280,128            408,097
                                                                 -------------      -------------
        Total revenue                                               17,487,957         16,638,282
                                                                 -------------      -------------

COSTS AND EXPENSES:
   Cost of sales                                                     5,763,345          5,676,108
   Restaurant salaries and benefits (Notes 6 and 7)                  4,591,917          5,131,584
   Operating expenses                                                3,694,304          3,981,450
   Depreciation                                                      1,338,650            961,003
   Preopening expenses and store development costs (Note 3)            354,923            494,630
   General and administrative expenses                               1,785,886          1,675,700
                                                                 -------------      -------------
        Total costs and expenses                                    17,529,025         17,920,475
                                                                 -------------      -------------

LOSS FROM OPERATIONS                                                   (41,068)        (1,282,193)
                                                                 -------------      -------------

OTHER EXPENSE:
   Interest expense                                                 (1,658,409)        (1,448,822)
   Other expense/amortization of financing cost                       (501,086)          (535,746)
                                                                 -------------      -------------
        Other expense, net                                          (2,159,495)        (1,984,568)
                                                                 -------------      -------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                      (2,200,563)        (3,266,761)

INCOME TAX EXPENSE                                                          --                 --
                                                                 -------------      -------------

LOSS BEFORE MINORITY INTEREST                                       (2,200,563)        (3,266,761)

MINORITY INTEREST SHARE OF JOINT VENTURE                                (2,332)            83,506

NET LOSS                                                         $  (2,202,895)     $  (3,183,255)
                                                                 =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE                          $       (0.37)     $       (0.59)
                                                                 =============      =============

OUTSTANDING WEIGHTED AVERAGE SHARES                                  5,883,417          5,422,102
                                                                 =============      =============

    The accompanying notes are an integral part ofthese financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                 Consolidated Statements of Shareholders' Equity
                               For the Years Ended

                                                                                       ADDITIONAL
                                                        COMMON STOCK                    PAID-IN      ACCUMULATED
                                                    SHARES       AMOUNT      WARRANTS   CAPITAL        DEFICIT         TOTAL
BALANCE, January 2, 2000                           5,405,481      54,055     153,650   13,685,520    (4,391,791)     9,501,434
    Issuance of warrants for services rendered            --          --          --       57,866            --         57,866
    Issuance of warrants to WCERS                         --          --          --      300,000            --        300,000
    Issuance of warrants to Mike Eyde                     --          --          --       28,750            --         28,750
    Issuance of common stock for employee stock
        purchase plan at $1.447655                    15,374         154          --       22,103            --         22,256
    Conversion of debt into common stock
        at $1.4752                                    33,893         339          --       49,660            --         49,999
    Issuance of common stock for employee stock
        purchase plan at $0.478125                    19,814         198          --        9,275            --          9,474
    Net loss                                              --          --          --        --       (3,183,255)    (3,183,255)
                                                  ----------   ---------   ---------  -----------  ------------   ------------
BALANCE, December 31, 2000                         5,474,562      54,746     153,650   14,153,174    (7,575,046)     6,786,524
    Issuance of common stock for debt and
        and interest to WCERS                        323,406       3,234          --      324,376            --        327,610
    Issuance of common stock for services to
        to Morgan James                              125,000       1,250          --      112,500            --        113,750
    Issuance of common stock for employee stock
        purchase plan at $0.478125                    20,914         209          --        9,790            --         10,000
    Issuance of common stock for services to
        Columbia Construction                         50,000         500          --       45,000            --         45,500
    Issuance of common stock for services to
        to Morgan James                               75,000         750          --       66,750            --         67,500
    Issuance of common stock for employee stock
        purchase plan at $0.3485                      14,476         145          --        4,900            --          5,045
    Expiration of warrants                                --          --    (153,650)     153,650            --             --
    Net loss                                              --          --          --           --    (2,202,895)    (2,202,895)
                                                  ----------   ---------   ---------  -----------  ------------   ------------
BALANCE, December 30, 2001                         6,083,358      60,834          --   14,870,141    (9,777,941)     5,153,033
                                                  ==========   =========   =========  ===========  ============   ============

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      Consolidated Statements of Cash Flows

                                                                                     For the Years Ended
                                                                           -------------------------------------
                                                                               December 30,         December 31,
                                                                                 2001                  2000
                                                                           ----------------      ---------------
OPERATING ACTIVITIES:
   Net loss                                                                 $   (2,202,895)      $  (3,183,255)
   Adjustments to reconcile net loss to cash flows used in
    operating activities--
       Depreciation and amortization                                             1,720,112           1,488,609
       Loss on sale of property                                                      6,868              46,998
       Loss on forfeiture of property                                              354,923                   -
       Minority interest's share of joint venture income (loss)                      2,332             (83,506)
       Interest expense paid for with common stock                                 303,170                   -
       Consulting services paid for with common stock                               94,519                   -
       Change in operating assets and liabilities:
         Accounts receivable                                                       148,349            (152,263)
         Inventories                                                                86,015             (74,235)
         Prepaids and other                                                       (121,527)           (136,577)
         Accounts payable                                                       (1,046,227)            336,454
         Accrued expenses                                                          222,462             224,700
                                                                            --------------       -------------

            Net cash used in operating activities                                 (431,899)         (1,533,075)
                                                                            --------------       -------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (736,490)         (4,409,574)
   Increase in other assets                                                        (34,710)                  -
   Proceeds from sale of asset                                                       7,750                  --
                                                                            --------------       -------------

            Net cash used in investing activities                                 (763,450)         (4,409,574)
                                                                            --------------       -------------

FINANCING ACTIVITIES:
   Borrowings under long-term debt                                               1,199,729           9,300,000
   Payments on long-term debt and capital lease obligations                       (268,122)         (3,129,079)
   Payment of deferred financing costs                                             (17,750)           (606,330)
   Tenant allowance                                                                340,000                  --
   Proceeds from sale of common stock                                               15,045              31,731
                                                                            --------------       -------------

            Net cash provided by financing activities                            1,268,901           5,596,322
                                                                            --------------       -------------

INCREASE (DECREASE) IN CASH                                                         73,552            (346,327)

CASH, beginning of year                                                             22,901             369,228
                                                                            --------------       -------------

CASH, end of year                                                           $       96,453       $      22,901
                                                                            ==============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $    1,099,428       $   1,497,398
   Income taxes paid                                                                    --                  --
NONCASH TRANSACTIONS:
   Issuance of common stock, stock options and warrants for property
     and services and interest and debt                                            554,360             386,614
   Accounts payable assumed for purchase of equipment                                                  800,000
   Conversion of long-term debt to common stock                                                         50,000
   Noncash contribution by minority partner                                                            399,976

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                   Notes to Consolidated Financial Statements
                     December 30, 2001 and December 31, 2000

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

Big Buck Brewery & Steakhouse, Inc. (f/k/a Michigan Brewery, Inc.) develops and operates restaurant-brewpubs under the name "Big Buck Brewery & Steakhouse." As of December 30, 2001, the Company owned and operated three units in the state of Michigan. The first unit opened in Gaylord, Michigan, on May 26, 1995. Subsequent Michigan units opened on March 17, 1997 in Grand Rapids and on October 1, 1997 in Auburn Hills, a suburb of Detroit. On August 31, 2000, the Company opened a fourth unit in Grapevine, Texas, a suburb of Dallas. This unit is operated by Buck & Bass, L.P. pursuant to a joint venture agreement between the Company and Bass Pro Outdoor World, L.P.

The Company incurred net losses of $2,202,895 in 2001 and $3,183,255 in 2000. The Company has a limited operating history, and future revenues and attaining profitability from operations will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions. The Company's ability to achieve profitability depends on its ability to refinance its indebtedness, increase revenues, reduce costs and attain sufficient working capital.

FISCAL YEAR

The Company has adopted a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year. All references herein to "2001" and "2000" represent the fiscal years ended December 30, 2001 (a 52 week year) and December 31, 2000 (a 52 week year), respectively.

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

                                                December 30,       December 31,
                                                   2001               2000
                                              --------------     --------------
Food.....................................     $       95,757     $     145,610
Brewery (including wine and liquor)......            103,452           116,416
Retail goods.............................             24,682            47,880
                                              --------------     -------------
                                              $      223,891     $     309,906
                                              ==============     =============

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

Property and equipment consisted of the following at:

                                         December 30,      December 31,       Estimated
                                             2001              2000         Useful Lives
                                       ---------------   -----------------  -------------
Land and improvements                  $   5,052,914         $ 5,052,914    20 years for
                                                                            improvements
Leasehold improvements                     5,978,865           5,836,092    15 years
Building and improvements                  9,328,391           9,328,391    40 years
Brewery equipment                          2,656,518           2,656,518    12-30 years
Restaurant equipment                       1,880,255           1,838,876    10 years
Furniture, fixtures and equipment          2,665,956           2,672,117    5-7 years
                                       -------------          ----------
     Total property and equipment         27,562,899          27,384,908
Accumulated depreciation                  (4,636,629)         (3,353,921)
                                       -------------         -----------
     Net carrying amount               $  22,926,270         $24,030,987
                                       =============         ===========

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

2.   LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following as of:

                                                                                     December 30,             December 31,
                                                                                         2001                     2000
                                                                                    ----------------        --------------
Convertible note payable to the Wayne County Employees' Retirement System
   (WCERS), with monthly payments beginning April 1, 2000, in an amount which would fully amortize the principal and interest over a period of 300 months, which approximates $53,400, including interest at 10%. The unpaid balance is due in February 2003 and is convertible into common stock at $2.42 per share
   at any time during the agreement.                                                  5,806,084               5,840,271
Convertible notes payable to WCERS, with monthly payments of
   $14,756 including interest at 10%, due February 2003.  The note is convertible into common stock at $2.42 per share.  This note is
   guaranteed by a shareholder of the Company.                                        1,603,187               1,613,980
Equipment note payable to WCERS, with monthly interest payments at
   11%, due February 2003.                                                            1,500,000               1,500,000
Capital lease obligations (see below).                                                5,400,000               5,400,000
Line of Credit for $1,000,000 from Crestmark Bank, monthly interest only payments at prime plus one percent (effective rate of 5.75 percent at December 31, 2001).  Principal due March 2002, collateralized by letter of credit from WCERS. This line of credit was refinanced on a
   long-term basis subsequent to year end.                                              999,729                      --
Convertible subordinated promissory notes payable to various investors,
   bearing interest at 10%, due October 2000 through November 2000.                     340,000                 350,000
Convertible subordinated promissory notes payable to various investors,
   bearing interest at 10%, due October 2001 through March 2002.                        187,417                 425,000
Convertible subordinated promissory notes payable to director and
   Company owned by a director, bearing interest at 10%, due July
   2002 through December 2002.                                                          200,000                      --
Leasehold tenant allowance to be repaid as the result of a settlement
   reached with Opry Mills to terminate lease, due March 2002.                          200,000                      --
Convertible subordinated promissory notes payable to shareholder, with monthly interest payments ranging from 10.00% to 12.75%, remaining balance
   due January 2001 through April 2001. The notes are unsecured.                        200,000                 200,000
                                                                                  -------------           -------------
                  Total                                                              16,236,418              15,329,251
Less-Current maturities                                                               1,151,728                 949,657
                                                                                  -------------           -------------
                  Long-term obligations                                           $  15,084,690           $  14,379,594
                                                                                  =============           =============

The Notes payable to WCERS are collateralized by all assets of the Company, the Company's limited partnership interest in Buck & Bass, L.P., and a pledge of the Company's shares of the issued and outstanding common stock of BBBP Management Company. Effective December 2001 and February 2002, two officers of WCERS became directors of the Company.

The debt agreements with WCERS contain certain financial covenants, including minimum tangible net worth, debt coverage, working capital and liabilities to tangible net worth ratios. At December 31, 2000, the Company was not in compliance with the debt coverage and working capital ratios. On April 3, 2001, the Company entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) the Company must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) the Company had until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). At December 30, 2001, the Company was not in compliance with various covenants. On April 1, 2002, the Company entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) the Compnay must maintain tangible net worth plus subordinated debt in an amount not less than $4.5 million and (2) the Company has until January 1, 2003 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).

In April 1997, the Company entered into a real estate sale and leaseback agreement with a shareholder of the Company, for the land and property of its Grand Rapids unit. The Company received proceeds of $1,400,000 and in return, entered into a ten-year lease with a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 and percentage rent provisions. In March 2000, the lease was amended to adjust the gross sales level over which annual percentage rent is payable to $1,500,000 per year. Because annual gross sales did not exceed $1.5 million for the lease year ended April
2001, the lessor obtained the right to require the Company to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis. In March of 2002, the lessor waived its right to require repurchase based upon annual gross sales for the lease years ended April 2001 and April 2002. The lessor has the option to require the Company to repurchase the Grand Rapids site after the seventh full lease year for the same price.

In August 1997, the Company entered into a second real estate sale and leaseback agreement with the same shareholder, for the land of its Auburn
Hills unit. The Company received proceeds of $4,000,000 and in return, entered into a 25-year lease with a minimum annual base rent of $400,000 and percentage rent provisions. In the event gross sales, as defined, do not exceed $8,000,000 for any two consecutive lease years, the Company is obligated to repurchase the land for $4.0 million, plus $200,000 for each lease year on a pro rata basis. In 2000, the Company was required to pay the shareholder annual percentage rent of $19,000 based upon annual gross sales for the lease year ended October 2000. Annual gross sales for the lease year ended October 2001 did not exceed $8.0 million. The Company has the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

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

The convertible subordinated promissory notes may be converted at any time, at the option of the holders, into a total of 1,066,440 shares of common stock. Interest is paid monthly in arrears. $400,000 of the convertible subordinated notes matured as of December 30, 2001 and were not paid. Therefore, the notes are in default at December 30, 2001. An additional note of $50,000 became due in January 2002 and was not paid.

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

In March 2002, the Company obtained a loan from United Bank and Trust Company for $5.0 million, with monthly payments of $95,870, including interest at 5.57 percent, through February 2004. The remaining balance is due in March 2004. The collateral of this loan is a $5.0 million letter of credit from WCERS.
The Company intends to use a portion of the proceeds of this loan to pay all outstanding borrowings on the Crestmark line of credit, and accordingly, that amount has been classified as long-term debt at December 30, 2001.

Maturities of long-term obligations as of December 30, 2001, based on the amended payment terms discussed above, are as follows:

                  2002                                1,151,728
                  2003                                9,004,731
                  2004                                  679,959
                  2005                                       --
                  2006                                       --
                  Thereafter                          5,400,000
                                                    -----------
                                                    $16,236,418
                                                    ===========

3.   OPERATING LEASE

In November 2000, the Company executed a lease with Opry Mills Limited Partnership, a division of the Mills Corporation, for approximately 20,000 square feet of space in the Opry Mills mall over a 10-year term. Beginning August 2001, the company was obligated to pay monthly rental payments of $43,211, regardless of whether the store was open for business. Additionally, the lease required the Company to pay an annual percentage rent in the amount of 6% on gross sales in excess of $8.5 million. The Company did not pay the rental payments.

In March 2002, the Company terminated the lease agreement for $200,000. Under the terms of the possession agreement and the settlement and termination agreement, the Company forfeited all improvements made to the site, including assets purchased through use of the tenant allowance of $340,000 provided by the landlord. As a result of the terminated lease transaction, the Company incurred a loss of approximately $355,000, including the termination fee paid in 2002. The loss is recorded in preopening expenses and store development costs in the statement of operations.

The construction on this location was performed by Columbia Construction, a company owned by an individual who became a director of the Company in February 2002.

4.   INCOME TAXES:

The deferred tax assets and liabilities consisted of the following at:

                                          December 30,         December 31,
                                              2001                 2000
                                       -----------------    -----------------
     Deferred tax liabilities                 (831,000)           (870,000)
     Deferred tax assets                     3,991,000           3,430,000
                                       ---------------      --------------
     Net deferred tax asset                  3,160,000           2,560,000
     Valuation allowance                    (3,160,000)         (2,560,000)
                                       ---------------      --------------
     Net deferred tax                               --                  --

Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation. As of December 30, 2001 and December 31, 2000, the Company's deferred tax assets consist primarily of net operating loss carryforwards, and deferred tax liabilities result from the use of accelerated methods of depreciation for tax purposes. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefit. As of December 30, 2001, the Company had net operating loss carryforwards of approximately $11.7 million which expire through the year 2021.

5.   WARRANTS:

Each of the 2,550,000 units issued in connection with the Company's IPO consisted of one share of common stock and one Redeemable Class A Warrant, exercisable at $8.00 per share. In 2001, the expiration date of these warrants was extended through December 2002.

In connection with the bridge financing before the IPO, the Company issued warrants, exercisable at $5.00 per share, for 150,000 shares of its common stock. These warrants expired in February 2001.

In connection with the joint venture agreement (Notes 1 and 7), the Company issued a warrant, exercisable at $2.625 per share, for 50,000 shares of its common stock to Bass Pro expiring in August 2003. The Company also issued a warrant to its private placement agent, exercisable at $2.7625 per share, for 14,582 shares of its common stock, expiring in November 2003.

In exchange for services, the Company issued warrants, exercisable at $1.625 per share, for 100,000 shares of its common stock. In connection with the same service agreements, the Company also issued warrants for 200,000 shares of common stock. 100,000 of these warrants are exercisable at $2.50 per share and vest in October 2000. The remaining 100,000 warrants, are exercisable at $3.50 per share and vest in October 2001. All of the warrants issued as part of these service agreements expire in October 2002.

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

In connection with the refinancing of debt, the Company issued a warrant to WCERS, exercisable at $2.00 per share, for 200,000 shares of its common stock, expiring in February 2004. The conversion to stock of these warrants and the convertible notes disclosed in Note 2, when added to common stock owned by WCERS, would result in WCERS owning 3,585,088 shares of common stock, or a 38.4% ownership of the Company.

In connection with amending the Auburn Hills lease, the Company issued a warrant, exercisable at $1.8125 per share, for 25,000 shares of its common stock, expiring in January 2003. The Company has also issued a warrant to this lessor, which is exercisable at $5.00 per share, for 25,000 shares, expiring August 2002.

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

A summary of the status of the Company's stock option plans at December 30, 2001 and December 31, 2000, and changes during the fiscal years then ended, is presented in the table and narrative below:

                                              Year Ended                           Year Ended
                                           December 30, 2001                    December 31, 2000
                                    ---------------------------------     --------------------------------
                                                   Weighted Average                       Weighted Average
                                     Shares         Exercise Price           Shares        Exercise Price
                                     ------        ----------------          ------      -----------------
Outstanding, beginning of
     Period..................         746,058          $     3.30              717,800        $  4.06
Granted......................         411,333                 .75              283,086           1.70
Exercised....................              --                  --                   --             --
Forfeited....................         178,740                2.52              254,828           4.17
Expired......................          25,000                5.00                   --             --
                                    ---------          ----------         ------------        -------
Outstanding, end of
     Period..................         983,651          $     2.31              746,058        $  3.30
                                    =========          ==========         ============        =======
Exercisable, end of
     Period..................         922,751                                  483,458
                                    =========                             ============
Weighted average fair value
     Of options granted......                          $      .69                             $  1.47
                                                       ==========                             =======

The following table provides certain information with respect to stock options outstanding at December 30, 2001:

                                           Stock options          Weighted average            Weighted average
        Range of exercise prices            Outstanding            exercise price        remaining contractual life
      ------------------------------    ---------------------    --------------------    ---------------------------
                 .47 - 1.50                    491,333                 .86                          8.96
                1.51 - 3.00                    197,818                2.43                          7.36
                3.01 - 5.25                    294,500                4.63                          4.64

The following table provides certain information with respect to stock options exercisable at December 30, 2001:

                                           Stock options          Weighted average
        Range of exercise prices            exercisable            exercise price
      ------------------------------    ---------------------    --------------------
                .47 - 1.50                    455,333                      .85
               1.51 - 3.00                    172,918                     2.50
               3.01 - 5.25                    294,500                     4.63

The Company accounts for options issued to employees and directors under these plans using APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                     2001                  2000
                                              ------------------   ------------------
     Net Loss                 As Reported       $  (2,202,895)        $ (3,183,255)
                              Pro Forma            (2,549,634)          (3,546,385)

    Basic and Diluted EPS     As Reported                (.37)               (0.59)
                              Pro Forma                  (.43)               (0.63)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: risk-free interest rates of 1.68% and 4.93%; no expected dividend yields; expected lives of 7 years; and expected volatility of 131.09% and 106.50%.

Non-employee option grants are recorded at fair value. There have been no non-employee options granted under the plan.

On October 18, 1999, the Company established a qualified Employee Stock Purchase Plan, effective as of January 1, 2000. The Company is authorized to issue up to 200,000 shares of its common stock for qualified employees, as defined. Under the terms of the plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the closing price at the beginning of the 18-month offering period or end of the 6-month accumulation period. Under the plan, the Company sold approximately 35,000 shares in each of 2001 and 2000.

7.   RETIREMENT PLAN:

On February 1, 1999, the Company began sponsoring a 401(k) plan for employees with a minimum of six months of service with the Company. Contributions to the plan totaled $8,731 and $12,559 for 2001 and 2000, respectively.

8.   COMMITMENTS AND CONTINGENCIES:

LEGAL PROCEEDINGS

The Company is involved in various legal actions rising in the ordinary course of business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending against or involving the Company, except as described below, for which the outcome is likely to have a material adverse effect upon the financial position or results of operations of the Company.

JOINT VENTURE

The Company owns 89.1 percent as a limited partner and 0.8 percent as a general partner, for an aggregate 89.9 percent ownership of Buck & Bass, L.P., which owns and operates the Grapevine unit.

During 2000, the Company contributed $3.8 million to the limited partnership. During the first quarter of 2001, certain contractors of Buck & Bass filed liens and made demands for payment of additional sums aggregating approximately $1.4 million in connection with the construction of the Grapevine unit, which the Company disputes. In February 2001, as guarantor of the obligations of Buck & Bass, the Company arranged to have filed of record a bond with respect to each lien for which the Company had received notice. The Company recorded a liability for $800,000 as its best estimate of amounts it may be required to pay to settle the dispute in 2000. The Company remains involved in litigation with the general contractor. There can be no assurance that the Company will be able to fully and finally discharge of record all outstanding liens and claims. If the Company is unable to do so, it may be in material default under the limited partnership agreement and the commercial sublease agreement.

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

The existence of the liens discussed above, the failure of Buck & Bass to perform quarterly customer satisfaction surveys, and the failure to achieve gross sales in the first full calendar year immediately following the opening of $7.0 million give Bass Pro the ability to declare an event of default under the sublease at December 30, 2001, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase the Company's interest in the joint venture at 40% of book value, thereby eliminating the Company's interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of the Company's interest in the joint venture, at 100% of the Company's original cost, on or before August 31, 2002; provided, however, that the Company's interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of the Company's interest in the Grapevine unit would have a material adverse effect on the Company's business, operating results, cash flows and financial condition.

9.   MANAGEMENT'S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company has experienced net losses since inception, resulting in an accumulated deficit of $9.8 million and a working capital deficit of $3.0 million as of December 30, 2001. These factors, among others, raise doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

In February 2002, the Company received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan. In March 2002, the Company obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004. The collateral of this loan is a $5,000,000 letter of credit from WCERS. Of the proceeds from such loan, the Company used $200,000 to terminate its lease of the Nashville site and $500,000 to repay the advance from WCERS. The Company intends to use the remaining proceeds of such loan to repay approximately $1,000,000 of indebtedness to Crestmark bank, to pay certain accounts payable and for various working capital purposes. Although the Company's short-term liquidity issues have been improved as a result of this financing, there can be no assurance that the Company will have sufficient financial resources to repay existing indebtedness or to continue operations.

The Company intends to explore licensing and franchising arrangements. The Company is in discussions with several parties regarding the possible licensing of the Big Buck Brewery & Steakhouse concept in and outside the state of Michigan. The Company has entered into a license agreement with Up North Adventures, an entity owned by one of the Company's directors, Thomas
E. Zuhl, pursuant to which the Company hopes to introduce its concept to various Asian markets.

The Company also seeks to refinance its indebtedness to WCERS. The Company hopes to refinance such indebtedness at lower interest rates. The Company also plans to continue searching for ways of reducing its operating costs. At the beginning of 2001, the Company set goals to equal or exceed the operating benchmarks of several of its competitors. The Company believes that it has attained those goals and it seeks continued improvement. During 2002, the Company also plans to implement new short-term and long-term marketing campaigns pursuant to which the Company hopes to regain revenues lost due to the decrease in tourism following the events of September 11.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table provides information with respect to our directors and executive officers as of March 20, 2002. Each director serves for a one-year term and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office. There are no family relationships between any director or executive officer.

NAME                                  AGE    PRINCIPAL OCCUPATION              POSITION WITH BIG BUCK        DIRECTOR  SINCE
------------------------              -----  --------------------              ----------------------        ---------------
William F. Rolinski.............       54    Chief Executive Officer,           Chief Executive Officer,          1993
                                             President and Chairman of          President and Chairman
                                             the Board of Big Buck the Board    of the Board

Anthony P. Dombrowski...........       41    Chief Financial Officer and        Chief Financial Officer and        N/A
                                             Treasurer of Big Buck              Treasurer

Timothy J. Pugh.................       42    Executive Vice President of        Executive Vice President of        N/A
                                             Operations of Big Buck             Operations

Jonathon D. Ahlbrand............       40    President and Chief                Director                          2001
                                             Executive Officer of The
                                             Center of American Jobs

Matthew P. Cullen...............       46    General Manager of General         Director                          2000
                                             Motors Enterprise Activity
                                             Group

Richard A. Noelke...............       50    Deputy Director of Wayne           Director                          2001
                                             County Employees' Retirement
                                             System

Mark Provenzano.................       44    President of Columbia              Director                          2002
                                             Construction Services

Henry T. Siwecki................       57    Sole Owner and President of        Director                          1995
                                             Siwecki Construction

Ronald Yee......................       49    Director of Wayne County           Director                          2002
                                             Employees' Retirement System

Thomas E. Zuhl..................       41    Owner of Pac Rim Associates,       Director                          2002
                                             Inc.

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

     Timothy J. Pugh became our Executive Vice President of Operations in December 2000. From November 1998 to November 2000, he was a franchisee partner of Damon's International, a full-service chain of over 100 casual dining restaurants, in Kalamazoo, Michigan. From April 1996 to October 1998, he was a regional manager of Damon's International. From October 1993 to April 1996, he was a general manager of Damon's International. From April 1991 to October 1993, he managed the Houston's restaurant in Dallas, Texas, and the Houston's restaurant in Memphis, Tennessee.

     Jonathon D. Ahlbrand became a director in January 2001. Since June 1999, Mr. Ahlbrand has been President and Chief Executive Officer of The Center of American Jobs, a nation-wide recruiting service. Since April 1998, he has been a managing member of Private Equity, LLC, an entity that concentrates on the private placement of debt and equity securities. From April 1998 to July 1998, Private Equity performed certain consulting and advisory services for Seger Financial, Inc. Private Equity currently provides certain financial advisory services to us. In addition, both Private Equity and Seger Financial have served as our private placement agents. From August 1997 to March 1998, Mr. Ahlbrand was Senior Vice President of IntelliQuest, an Austin, Texas based global research services firm. From December 1994 to August 1997, he was Chief Executive Officer of National TechTeam Europe, a global information services company. For more information regarding our transactions with Private Equity, Seger Financial and Mr. Ahlbrand, please review "Certain Relationships and Related Transactions."

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

     Richard A. Noelke became a director in December 2001. Mr. Noelke has served as the Deputy Director of WCERS since February 1997. Mr. Noelke was an elected Trustee of WCERS for ten years prior to becoming Deputy Director. He has been employed with Wayne County, Michigan, for the past 24 years, including ten years as an Accountant and Supervisor of Accounting, and ten years as the Assistant Finance Director, at Detroit Metropolitan Wayne County Airport. Mr. Noelke is also a director of Everest Energy Fund. WCERS beneficially owns approximately 38.4% of our common stock. For more information regarding our transactions with WCERS, please review "Certain Relationships and Related Transactions."

     Mark Provenzano became a director in February 2002. He is the President and a shareholder of Columbia Construction Services, a general contracting and construction management firm he founded in 1981. Columbia specializes in hospitality, restaurant and retail construction in the Eastern United States. Mr. Provenzano is also the President and a shareholder of Supreme Heating and Supply Co, Inc., a family operated firm started in 1950 by his father. Supreme provides HVAC services throughout Southeastern Michigan. Columbia, which beneficially owns less than one percent of our common stock, has provided certain services to our company pursuant to a Master Agreement for Program Management Services. For more information regarding our transactions with Columbia, please review "Certain Relationships and Related Transactions."

     Henry T. Siwecki has been a director since August 1995. For more than the last five years, Mr. Siwecki has been the sole owner and President of Siwecki Construction, Inc., a commercial and residential contractor.

     Ronald Yee became a director in February 2002. He has served as a Director of WCERS since February 1997. Prior to that, he was WCERS' Deputy Director for six years. Mr. Yee also served as Wayne County's Risk Manager, Chief Labor Relations Analyst, Director of Administration for Personnel as well as other professional level positions during his 28 year career. WCERS beneficially owns approximately 38.4% of our common stock. For more information regarding our transactions with WCERS, please review "Certain Relationships and Related Transactions."

     Thomas E. Zuhl became a director in January 2002. Mr. Zuhl has owned Pac Rim Associates, Inc., an automotive parts manufacturer's representative company, since October 1991. He also owns Up North Adventures, Inc. and Tried and True Builders, LLC. Mr. Zuhl was Director of International Programs for Magee Industrial Enterprises from March 1987 to August 1991. From September 1984 to February 1987, he was a National Account Sales Manager for Xerox Corporation. Mr. Zuhl beneficially owns 5.2% of our common stock. In July 2001, we granted a license to Up North Adventures (1) to use our intellectual property, (2) to import, sell and distribute our products, and (3) to open and operate Big Buck restaurants, in Japan, Thailand, Malaysia and Singapore. For more information regarding our transactions with Up North Adventures, Pac Rim Associates and
Mr. Zuhl, please review "Certain Relationships and Related Transactions."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that the following reports were not filed on a timely basis: (1) one report on Form 3 relating to the appointment of Jonathon D. Ahlbrand to our board of directors on January 18, 2001, and (2) one report on Form 4 relating to the grant of options to purchase 25,000 shares received by Jonathon D. Ahlbrand on January 18, 2001.

ITEM 10   EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officers") during the three most recent fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                                                        -----------------------
                                                            ANNUAL COMPENSATION                 AWARDS
                                                            -------------------         -----------------------
                                                                                              SECURITIES
                                                                                              UNDERLYING
     NAME AND PRINCIPAL POSITION             YEAR                  SALARY                      OPTIONS
-----------------------------------         ------             -------------            -----------------------
William F. Rolinski....................       2001              $    188,279                             0
  Chief Executive Officer, President          2000              $    153,247                        32,037
  and Chairman of the Board                   1999              $    157,219                             0

Anthony P. Dombrowski..................       2001              $    108,953                        60,000
  Chief Financial Officer and                 2000              $     94,742                        14,962
  Treasurer                                   1999              $     97,321                             0

Timothy J. Pugh(1).....................       2001              $    119,365                        75,000
  Executive Vice President of                 2000              $     10,346                             0
  Operations

----------
(1) Mr. Pugh joined our company as Executive Vice President of Operations in December 2000.

     The following table sets forth each grant of stock options during 2001 to the Named Executive Officers. No stock appreciation rights were granted during 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       NUMBER OF
                                       SECURITIES      PERCENT OF TOTAL
                                       UNDERLYING       OPTIONS GRANTED       EXERCISE OR
                                        OPTIONS        TO EMPLOYEES IN         BASE PRICE      EXPIRATION
         NAME                          GRANTED(1)        FISCAL YEAR          ($/SHARE)(2)        DATE
------------------------            ---------------    ----------------      ---------------   ------------
William F. Rolinski...............              0               -                    -                 -

Anthony P. Dombrowski ............         60,000            31.9%              $ 0.80          10/25/11

Timothy J. Pugh...................         25,000            13.3%              $ 0.91          07/19/11
                                           50,000            26.6%              $ 0.80          10/25/11

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

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                        VALUES

                                                     NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                                      OPTIONS AT FY-END                      AT FY-END(1)
                                                ------------------------------       ------------------------------
                   NAME                         EXERCISABLE      UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
-------------------------------------------     -----------      -------------       -----------     -------------
William F. Rolinski........................       137,037            0                $  0                N/A

Anthony P. Dombrowski......................       187,962            0                $  0                N/A

Timothy J. Pugh............................        75,000            0                $  0                N/A

----------
(1) Market value of underlying securities at fiscal year end minus the exercise price.

COMPENSATION OF DIRECTORS

     Directors who are also our employees receive no remuneration for services as members of the board or any board committee. Each non-employee director receives $500 for each regularly scheduled meeting of the board he attends. Each non-employee director who serves on our executive committee receives $3,000 per month for such service. Our directors are also reimbursed for expenses incurred solely in connection with our business purposes. During 2001, our non-employee directors received the options described below.

     On December 1, 2001, pursuant to the automatic grant provisions of the 2000 Stock Option Plan, we granted (1) an option for the purchase of 20,000 shares of common stock to each non-employee director and (2) an option for the purchase of 10,000 shares of common stock to each non-employee member of the Executive Committee of the board. We automatically grant such options annually for each year of continued service. Any person who first becomes eligible to receive a grant pursuant to this provision of the 2000 Stock Option Plan following any December 1, will automatically receive a pro rata portion of such grant upon their appointment to such position. Each option is granted at fair market value on the date of grant, vests one year after the date of grant and expires ten years after the date of grant.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2002, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each Named Executive Officer (as defined herein), and (d) all executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, we know of no agreements among our shareholders which relate to voting or investment power with respect to our common stock.

                                                                                           SHARES               PERCENT
                                                                                        BENEFICIALLY              OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                                   OWNED(1)             CLASS(2)
---------------------------------------                                             --------------------    --------------
Wayne County Employees' Retirement System(3)....................................          3,585,088             38.4%
     400 Monroe Street, Suite 230
     Detroit, Michigan 48226
Perkins Capital Management, Inc.(4).............................................          1,121,500             16.4
     730 East Lake Street
     Wayzata, Minnesota 55391
William F. Rolinski(5)..........................................................            977,645             15.7
Estate of Blair A. Murphy, D.O.(6)..............................................            680,007             11.1
The Perkins Opportunity Fund(7).................................................            500,000              7.8
     730 East Lake Street
     Wayzata, Minnesota 55391
Michael G. Eyde(8)..............................................................            395,481              6.2
     6250 West Michigan Avenue
     Lansing, Michigan 48917
FMR Corp.(9)....................................................................            373,800              6.1
     82 Devonshire Street
     Boston, Massachusetts 02109
Thomas E. Zuhl(10)..............................................................            334,125              5.2
Anthony P. Dombrowski(11).......................................................            193,962              3.1
Henry T. Siwecki(6).............................................................            175,989              2.9
Jonathon D. Ahlbrand(12)........................................................             89,582              1.5
Timothy J. Pugh(13).............................................................             75,000              1.2
Mark Provenzano(14).............................................................             50,000                *
Matthew P. Cullen(13)...........................................................             20,000                *
Ronald Yee(15)..................................................................          3,587,588             38.4
Richard A. Noelke...............................................................                500                *
All Executive Officers and Directors
     as a Group (10 persons) (16)...............................................          5,504,391             53.9%

----------
*        Represents less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 1, 2002. Unless otherwise indicated, the address of each shareholder is c/o Big Buck Brewery & Steakhouse, Inc., 550 South Wisconsin Street, Gaylord, Michigan 49734.
(2) Percentage of beneficial ownership is based on 6,083,358 shares outstanding as of March 1, 2002. Shares issuable upon the exercise of warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person.
(3) Includes 200,000 shares purchasable upon the exercise of a warrant and 3,061,682 shares purchasable upon the conversion of promissory notes.
(4) As set forth in Schedule 13G filed with the SEC by Perkins Capital Management, Inc. ("PCM"), The Perkins Opportunity Fund ("POF") and Richard W. Perkins on January 29, 2002. Represents (a) 161,000 shares owned by the clients of PCM, (b) 460,500 shares purchasable upon the exercise of warrants owned by the clients of PCM, (c) 200,000 shares owned by POF and (d) 300,000 shares purchasable upon the exercise of warrants owned by POF. PCM has (a) sole power to vote 337,500 shares, representing 137,500 shares owned by clients of PCM and 200,000 shares owned by POF, and (b) sole power to dispose of 621,500 shares. PCM disclaims beneficial ownership of the securities owned by POF.
(5)      Includes 137,037 shares purchasable upon the exercise of options.
(6)      Includes 45,000 shares purchasable upon the exercise of options.
(7) As set forth in Schedule 13G filed with the SEC by PCM, POF and Richard W. Perkins on January 29, 2002. Includes 300,000 shares purchasable upon the exercise of warrants.
(8)      Includes (a) 50,000 shares purchasable upon the exercise of an option,
         (b)25,000 shares purchasable upon the exercise of a warrant and (c) 200,000 shares purchasable upon the conversion of promisory notes.
(9) As set forth in Schedule 13G filed with the SEC by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson on February 13, 2002. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 373,800 shares as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. The ownership of one investment company, Fidelity Capital Appreciation Fund, amounted to 373,800 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 373,800 shares owned by the funds. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees. Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Ms. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.
(10) Includes (a) 115,473 shares purchasable upon the conversion of a promissory note and (b) 194,552 shares purchasable upon the conversion of a promissory note held by Pac Rim Associates, Inc.
(11)     Includes 187,962 shares purchasable upon the exercise of options.
(12) Represents 25,000 shares purchasable upon the exercise of options, 50,000 shares purchasable upon the exercise of a warrant held by Private Equity, LLC and 14,582 shares purchasable upon the exercise of a warrant held by Seger Financial, Inc.
(13)     Represents shares purchasable upon the exercise of options.

(14)     Represents shares held by Columbia Construction Services - Michigan,
         Inc.
(15) Mr. Yee disclaims beneficial ownership of the 3,585,088 shares owned by WCERS.
(16)     Includes (a) 489,999 shares purchasable upon the exercise of options,
         (b) 3,371,707 shares purchasable upon the conversion of promissory notes and (c) 264,582 shares purchasable upon the exercise of warrants.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH WAYNE COUNTY EMPLOYEES' RETIREMENT SYSTEM, RELATIONSHIPS WITH RONALD YEE AND RICHARD A. NOELKE, AND GUARANTY FROM CERTAIN DIRECTORS

     We have obtained certain debt financing from WCERS. As of March 27, 2002, we owed WCERS approximately $8.9 million. A first priority lien in favor of WCERS on all of our assets, including the Gaylord unit, our leasehold interest in the Auburn Hills unit, our leasehold interest in the Grand Rapids unit and all of our other assets, now or hereafter acquired, secures this indebtedness. As of March 1, 2002, WCERS beneficially owned approximately 38.4% of our common stock. For more information regarding our transactions with WCERS, please review "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." Ronald Yee, who became one of our directors in February 2002, serves as Director of WCERS. Richard A. Noelke, who became one of our directors in December 2001, serves as Deputy Director of WCERS. In
February 2000, we obtained certain financing from WCERS. Messrs. William F. Rolinski, Blair A. Murphy, D.O. and Casimer I. Zaremba, each a director of our company at that time, personally guaranteed this indebtedness to the extent of $1,623,885. In August 2000, Messrs. Rolinski, Murphy and Zaremba confirmed their guaranty obligations with respect to the non-convertible secured debt financing we obtained from WCERS. Our directors do not intend to personally guarantee our future obligations.

AGREEMENTS WITH MICHAEL G. EYDE

     We have entered into certain sale/leaseback transactions with Michael G. Eyde. As of March 1, 2002, Mr. Eyde beneficially owned approximately 6.2% of our common stock. For more information regarding our transactions with Mr. Eyde, please review "Description of Property - Grand Rapids and Auburn Hills."

AGREEMENTS WITH UP NORTH ADVENTURES, TRANSACTIONS WITH PAC RIM ASSOCIATES AND THOMAS E. ZUHL, AND RELATIONSHIP WITH THOMAS E. ZUHL

     In July 2001, we granted an exclusive license to Up North Adventures, Inc. (1) to use our intellectual property, (2) to import, sell and distribute our products, and (3) to open and operate our restaurants, in Japan, Thailand, Malaysia and Singapore. In consideration of such rights, the licensee, an entity owned by Thomas E. Zuhl, will pay us one and one half percent of its gross receipts for products sold in the territory for the first 24 months after the first Big Buck restaurant is opened. For the remainder of the 25-year term, the royalty amount will increase to two percent. In July 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to Thomas E. Zuhl. This note matures in July 2002. It may be converted into 115,473 shares of common stock at a conversion price of $0.866 per share. In
December 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to Pac Rim Associates, Inc. Such entity is owned by Mr. Zuhl. This note matures in December 2002. It may be converted into 194,552 shares of common stock at a conversion price of $0.514 per share. In January 2002, Mr. Zuhl became one of our directors.

AGREEMENTS AND TRANSACTIONS WITH COLUMBIA CONSTRUCTION SERVICES AND RELATIONSHIP WITH MARK PROVENZANO

     In January 2001, we entered into a Master Agreement for Program
Management Services with Columbia Construction Services - Michigan, Inc. Pursuant to this agreement, Columbia provides us with certain project-specific construction management services and advises us on a regular basis regarding development, design and construction issues related to our restaurant business. Under this agreement, Columbia conducted certain demolition and construction work in connection with the Nashville location.
For such services, we paid Columbia $212,423 during 2001. At December 30,
2001, we owed Columbia
an additional $62,187 for project-specific construction management services rendered during 2001. Columbia also provides us with advisory services in connection with our pending construction litigation. For such services, we paid Columbia $79,613 during 2001. We anticipate retaining the services of Columbia until the pending construction litigation has been resolved. Our agreement with Columbia provides that we will pay it $6,000 per month to cover its normal office overhead and as compensation for the services of its President and shareholder, Mark Provenzano, who became one of our directors in February 2002. Our agreement also provides that we will reimburse Columbia, at actual cost plus 15%, for all reimbursable costs incurred by it in connection with project-specific construction management services as well as advisory services. In addition, effective February 9, 2001, we issued 50,000 shares of common stock to Columbia as compensation for field audit services provided by such entity to us in connection with the Grapevine unit.

TRANSACTION WITH SEGER FINANCIAL, AGREEMENTS WITH PRIVATE EQUITY, AND RELATIONSHIP WITH JONATHON D. AHLBRAND

     On November 20, 1998, we issued a five-year warrant, exercisable at $2.7625 per share, for the purchase of 14,582 shares of our common stock to Seger Financial, Inc. This issuance was made in connection with the $1.4 million debt financing which Seger Financial obtained for us from Crestmark Bank. In addition, we paid Seger Financial a commission of 5% of the total amount of the debt placed ($70,000). Private Equity, LLC, an entity of which Jonathon D. Ahlbrand, who became one of our directors in January 2001, is a managing member, performed certain consulting and advisory services for Seger Financial from April 1998 to July 1998. In connection with the dissolution of such relationship, Mr. Ahlbrand came to beneficially own the securities underlying the foregoing warrant and was paid $17,500 of the above-referenced commissions.

     On September 17, 1999, we entered into a consulting services agreement with Private Equity, LLC. Pursuant to this agreement, Private Equity agreed to provide advice, recommendations and introductions regarding financing options, market conditions, program structure and strategic options, including acquisitions and mergers. We agreed to bear all reasonable costs and expenses associated with such consulting efforts. We reimbursed Private Equity for $22,400 of costs and expenses during 2000. In addition, we issued warrants to purchase an aggregate of 200,000 shares of our common stock to Private Equity. Mr. Ahlbrand, who became one of our directors in January 2001, has served as a managing member of Private Equity since April 1998. As a result of such relationship, Mr. Ahlbrand is deemed to beneficially own the securities underlying the warrants issued to Private Equity. Such warrants have the following terms of exercise:

                                                                     VESTING
    NUMBER OF SHARES            EXERCISE PRICE PER SHARE           INFORMATION              EXPIRATION DATE
-------------------------    -------------------------------    -------------------    -------------------------
        50,000                            $ 1.625                      Immediate                 10/1/02
        50,000                            $  2.00                      $    4.00 (1)             10/1/02 (2)
        50,000                            $  2.00                      $    5.00 (1)             10/1/02 (2)
        50,000                            $  2.00                      $    6.00 (1)             10/1/02 (2)

----------
(1) Becomes exercisable when the closing price of our common stock equals or exceeds such price for a period of ten consecutive trading days.
(2) Outstanding warrants that have not become exercisable before the termination of the consulting services agreement expire upon termination of such agreement.

     On July 1, 1999, we entered into a one-year non-exclusive financing agreement with Private Equity, LLC. Pursuant to this agreement, Private Equity agreed to provide advice, recommendations and introductions regarding financing options, market conditions and program structure. Private Equity agreed to assist in arranging term debt financing for us and we agreed to bear all reasonable costs and expenses associated with the issuance of such debt. In addition, we agreed to pay Private Equity a commission of 5% of the total amount of the debt placed. Between October 8, 1999 and January 27, 2000, we issued convertible subordinated promissory notes with an aggregate principal amount of $950,000 to six accredited investors. Private Equity was responsible for our introduction to five of the six investors, whose purchases aggregated $850,000. Pursuant to our agreement, we paid commissions equal to 5% of the gross proceeds raised pursuant to those introductions ($42,500) to Private Equity. Private Equity was also responsible for our introduction to WCERS. On February 4, 2000, we issued convertible secured promissory notes with an aggregate principal amount of $7,500,000 to WCERS. Pursuant to our agreement, we paid commissions equal to 5% of the gross proceeds raised ($375,000) to Private Equity. On
August 21, 2000, we issued a secured promissory note with a principal amount of $1,500,000 to WCERS. Pursuant to our agreement, we paid commissions equal to 5% of the gross proceeds raised ($75,000) to Private Equity. Mr. Ahlbrand, one of our directors, is a managing member of Private Equity and was paid $133,750 of the above-referenced commissions.

GENERAL

     All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by a majority of the board, including a majority of the independent and disinterested non-employee directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13   EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See "Index to Exhibits."

     (b)  Reports on Form 8-K

          On December 11, 2001, we filed a Current Report on Form 8-K relating to the extension of the expiration date of our Class A Warrants through 5:00 p.m. (CST) on December 13, 2002. We filed no other Current Reports on Form 8-K during the quarter ended
          December 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan, on April 1, 2002.

                                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                                       By /s/ William F. Rolinski
                                         ---------------------------------------
                                          William F. Rolinski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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

                   Signature                                  Title                                     Date
                   ---------                                  -----                                     ----
         /s/ William F. Rolinski                  President, Chief Executive Officer and         April 1, 2002
--------------------------------------------      Director (Principal Executive Officer)
             William F. Rolinski

         /s/ Anthony P. Dombrowski                Chief Financial Officer and Treasurer          April 1, 2002
--------------------------------------------      (Principal Accounting Officer and
          Anthony P. Dombrowski                   Principal Financial Officer)

                                                  Director
--------------------------------------------
           Jonathon D. Ahlbrand

                                                  Director
--------------------------------------------
             Matthew P. Cullen

         /s/ Richard A. Noelke                    Director                                       April 1, 2002
--------------------------------------------
             Richard A. Noelke

         /s/ Mark Provenzano                      Director                                       April 1, 2002
--------------------------------------------
             Mark Provenzano

                                                  Director
--------------------------------------------
             Henry T. Siwecki

         /s/ Ronald Yee                           Director                                       April 1, 2002
--------------------------------------------
               Ronald Yee

         /s/ Thomas E. Zuhl                       Director                                       April 1, 2002
--------------------------------------------
              Thomas E. Zuhl

                                INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------
   3.1        Restated Articles of Incorporation, as amended (incorporated by reference to our Current Report on Form 8-K, filed on
              December 11, 2000 (File No. 0-20845)).
   3.2        Amended and Restated Bylaws (incorporated by reference to our
              Registration Statement on Form SB-2, filed on April 15, 1996
              (File No. 333-3548)).
   4.1        See Exhibit 3.1.
   4.2        See Exhibit 3.2.
   4.3        Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996
              (File No. 333-03548)).
   4.4        Form of Warrant Agreement with Wells Fargo Bank Minnesota,
              National Association (f/k/a Norwest Bank Minnesota, National
              Association) (including specimen Class A Warrant certificate)
              (incorporated by reference to our Registration Statement on Form
              SB-2, filed on April 15, 1996 (File No. 333-03548)).
   4.5        Amendment to Warrant Agreement with Wells Fargo Bank Minnesota,
              National Association (f/k/a Norwest Bank Minnesota, National
              Association) (including specimen Class A Warrant certificate)
              (incorporated by reference to Post-Effective Amendment No. 2 to our Registration Statement on Form S-3, filed on June 8, 2000
              (File No. 333-03548)).
   4.6        Amendment No. 2 to Warrant Agreement with Wells Fargo Bank
              Minnesota, National Association (f/k/a Norwest Bank Minnesota,
              National Association).
   10.1       1996 Stock Option Plan (incorporated by reference to our Annual
              Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
   10.2       1996 Director Stock Option Plan (incorporated by reference to our
              Registration Statement on Form SB-2, filed on April 15, 1996
              (File No. 333-3548)).
   10.3       1999 Employee Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on
              October 26, 1999 (File No. 0-20845)).
   10.4       Amendment No. 1 to 1999 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on
              April 2, 2001 (File No. 0-20845)).
   10.5       2000 Stock Option Plan (incorporated by reference to our Definitive
              Schedule 14A (Proxy Statement), filed on October 18, 2000
              (File No. 0-20845)).
   10.6       Loan Agreement dated July 28, 1995, by and among Big Buck,
              William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba,
              Casimer I. Zaremba and Bank One (f/k/a NBD Bank) (incorporated by reference to our Registration Statement on Form SB-2, filed on
              April 15, 1996 (File No. 333-3548)).
   10.7       Real Estate Purchase and Leaseback Agreement by and between Eyde
              Brothers Development Co., Landlord, and Big Buck, Tenant, dated
              April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
   10.8       Lease Agreement by and between Eyde Brothers Development Co.,
              Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on
              May 9, 1997 (File No. 0-20845)).
   10.9       Amendment to Lease Agreement by and between Eyde Brothers
              Development Co., Landlord, and Big Buck, Tenant, dated
              March 27, 2000 (incorporated by reference to our Annual Report on
              Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
   10.10      Real Estate Purchase and Leaseback Agreement by and between
              Michael G. Eyde, Landlord, and Big Buck, Tenant, dated August 1,
              1997 (incorporated by reference to our Quarterly Report on Form
              10-QSB, filed on August 12, 1997 (File No. 0-20845)).
   10.11      Lease Agreement by and between Michael G. Eyde, Landlord, and Big
              Buck, Tenant, dated October 1, 1997 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File
              No. 0-20845)).

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

   10.28      Common Stock Purchase Warrant issued by Big Buck to Private
              Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File
              No. 0-20845)).
   10.29      Form of Subscription and Investment Representation Agreement for
              10% Convertible Subordinated Promissory Note (including form of note) (incorporated by reference to our Annual Report on Form
              10-KSB, filed on March 31, 2000 (File No. 0-20845)).
   10.30      Subscription and Investment Representation Agreement for 10%
              Convertible Secured Promissory Note executed by Wayne County
              Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March
              31, 2000 (File No. 0-20845)).
   10.31      10% Convertible Secured Promissory Note in the principal amount of
              $5,876,114.74, issued by Big Buck, Maker, to Wayne County Employees'
              Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000
              (File No. 0-20845)).
   10.32      Amended, Restated and Consolidated Convertible Note in the
              principal amount of $1,623,885.26, issued by Big Buck, Maker, to
              Wayne County Employees' Retirement System, Payee, dated February
              4, 2000 (incorporated by reference to our Annual Report on Form
              10-KSB, filed on March 31, 2000 (File No. 0-20845)).
   10.33      Common Stock Purchase Warrant issued by Big Buck to Wayne County
              Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March
              31, 2000 (File No. 0-20845)).
   10.34      Promissory Note and Security Agreement by and between Big Buck and
              Buck & Bass, L.P., dated August 23, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000
              (File No. 0-20845)).
   10.35      Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne County Employees' Retirement System,
              Payee, dated August 21, 2000 (incorporated by reference to our
              Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File
              No. 0-20845)).
   10.36      First Loan Modification Agreement by and between Wayne County
              Employees' Retirement System and Big Buck, dated August 21, 2000
              (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.37      Second Loan Modification Agreement by and between Wayne County
              Employees' Retirement System and Big Buck, dated October 1, 2000
              (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.38      Third Loan Modification Agreement by and between Wayne County
              Employees' Retirement System and Big Buck, dated February 20, 2001
              (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.39      Fourth Loan Modification Agreement by and between Wayne County
              Employees' Retirement System and Big Buck, dated March 15, 2001.
   10.40      Fifth Loan Modification Agreement by and between Wayne County Employees'
              Retirement System and Big Buck, dated March 20, 2002.
   10.41      Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001
              (File No. 0-20845)).
   10.42      Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.43      Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated April 3, 2001 (incorporated by reference to our Annual Report on Form 10-KSB/A, filed on April 13, 2001 (File
              No. 0-20845)).
   10.44      Letter Agreement by and between Big Buck and Wayne County
              Employees' Retirement System, dated October 1, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed
              November 14, 2001 (File No. 0-20845)).

   10.45      Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 28, 2002.
   10.46      Promissory Note in the principal amount of $12,000.00, issued by
              Anthony P. Dombrowski, Maker, to Big Buck, Payee, dated April 18, 2000
              (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.47      Promissory Note in the principal amount of $100,000.00, issued by
              Big Buck, Maker, to Michael G. Eyde, Payee, dated December 4, 2000
              (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.48      Promissory Note (Line of Credit) in the principal amount of
              $1,000,000.00, issued by Big Buck, Maker, to Crestmark Bank,
              Payee, dated March 16, 2001 (incorporated by reference to our
              Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.49      Loan Agreement by and between Crestmark Bank and Big Buck, dated
              March 16, 2001 (incorporated by reference to our Annual Report on
              Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.50      Form of First Amendment to 10% Convertible Subordinated Promissory
              Note (incorporated by reference to our Annual Report on Form
              10-KSB, filed on April 2, 2001 (File No. 0-20845)).
   10.51      Shopping Center Lease between Opry Mills Limited Partnership,
              Landlord, and Big Buck, Tenant, for Opry Mills Shopping Center,
              Nashville, Tennessee, dated November 9, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2,
              2001 (File No. 0-20845)).
   10.52      Form of Non-Qualified Stock Option Agreement between Big Buck and certain directors of Buck & Bass, L.P., dated March 30, 2001
              (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
   10.53      First Amendment and Acknowledge of Partial Payment to Convertible
              Subordinated Promissory Note issued by Big Buck to James E.
              Blasius, dated March 22, 2001 (incorporated by reference to our
              Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No.
              0-20845)).
   10.54      First Amendment to Non-Convertible Subordinated Promissory Note
              issued by Big Buck to Michael G. Eyde, dated March 29, 2001
              (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
   10.55      Letter Agreement between Big Buck and Steven G. Balan, dated
              April 12, 2001 (incorporated by reference to our Quarterly
              Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
   10.56      Consulting Agreement between Big Buck and Morgan James &
              Associates, effective July 12, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001
              (File No. 0-20845)).
   10.57      Second Amendment to Convertible Subordinated Promissory Note by
              and between Big Buck and Steven G. Balan, dated October 17, 2001
              (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).
   10.58      Promissory Note in the principal amount of $100,000.00, issued by Big
              Buck, Maker, to Thomas E. Zuhl, Payee, dated July 20, 2001.
   10.59      License Agreement between Up North Adventures, Inc. and Big Buck, dated July 20, 2001.
   10.60      Promissory Note in the principal amount of $100,000.00, issued by
              Big Buck, Maker, to Pac Rim Associates, Inc., Payee, dated
              December 11, 2001.
   10.61      Promissory Note in the principal amount of $5,000,000.00, issued by
              Big Buck, Maker, to United Bank and Trust Company, Payee, dated
              March 15, 2002.
   10.62      Master Agreement for Program Management Services between Big Buck and Columbia Construction Services - Michigan, Inc., dated
              January 1, 2001.
   10.63      Possession Agreement between Big Buck and Opry Mills Limited Partnership, dated March 14, 2002.
   10.64      Settlement and Termination Agreement between Big Buck and Opry Mills
              Limited Partnership, dated March 28, 2002.

   10.65      Amendment No. 2 to Lease Agreement by and between Eyde Brothers
              Development Co., Landlord and Big Buck, Tenant, dated March 29, 2002.
   10.66      Letter Agreement by and between Big Buck and Wayne County
              Employees' Retirement System, dated April 1, 2002
   21         Subsidiaries of Big Buck (incorporated by reference to our Annual
              Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
   23         Consent of Independent Public Accountants.
   24         Power of Attorney (included on signature page to Form 10-KSB).