Form 10QSB
period 2002-03-31
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2002-05-15
CIK 1009652

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

        As of May 15, 2002, the issuer had outstanding 6,083,358 shares of common stock and 2,550,000 Class A Warrants.

================================================================================

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I   FINANCIAL INFORMATION................................................................................1

       Item 1  Financial Statements...........................................................................1
               Consolidated Balance Sheets as of March 31, 2002 and December 30, 2001.........................1
               Consolidated Statements of Operations for the three months ended March 31,
                 2002 and April 1, 2001.......................................................................2
               Consolidated Statements of Cash Flows for the three months ended March 31,
                 2002 and April 1, 2001.......................................................................3
               Condensed Notes to Consolidated Financial Statements...........................................4
       Item 2  Management's Discussion and Analysis or Plan of Operation......................................5

PART II  OTHER INFORMATION...................................................................................13

       Item 1  Legal Proceedings.............................................................................13
       Item 2  Changes in Securities and Use of Proceeds.....................................................14
       Item 3  Defaults upon Senior Securities...............................................................14
       Item 4  Submission of Matters to a Vote of Security Holders...........................................14
       Item 5  Other Information.............................................................................14
       Item 6  Exhibits and Reports on Form 8-K..............................................................15

SIGNATURES ..................................................................................................16

INDEX TO EXHIBITS............................................................................................17

                                     PART I

ITEM 1   Financial Statements

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                           Consolidated Balance Sheets

                                                                     March 31,              December 30,
                                                                       2002                     2001
                                                                ------------------       ----------------
                                                                    (Unaudited)
                            ASSETS

CURRENT ASSETS:
  Cash                                                          $        3,104,604       $         96,453
  Accounts receivable                                                       39,264                237,187
  Inventories                                                              214,397                223,891
  Prepaids and other                                                       580,336                592,927
                                                                ------------------       ----------------
           Total current assets                                          3,938,601              1,150,457

PROPERTY AND EQUIPMENT                                                  22,620,392             22,926,270

OTHER ASSETS, net                                                          758,942                803,881
                                                                ------------------       ----------------

                                                                $       27,317,935       $     24,880,609
                                                                ==================       ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $        1,347,480       $      1,925,998
  Accrued expenses                                                         718,251              1,099,017
  Current maturities of long-term obligations                           10,629,819              1,151,728
                                                                ------------------       ----------------
          Total current liabilities                                     12,695,550              4,176,743

LONG-TERM OBLIGATIONS, less current maturities                           9,521,554             15,084,690
                                                                ------------------       ----------------
          Total liabilities                                             22,217,104             19,261,433
                                                                ------------------       ----------------

MINORITY INTEREST                                                          467,379                466,143

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000,000 shares
    authorized; 6,083,358 shares issued and outstanding                     60,834                 60,834
  Additional paid-in capital                                            14,870,141             14,870,141
  Accumulated deficit                                                  (10,297,523)            (9,777,941)
                                                                ------------------       ----------------
          Total shareholders' equity                                     4,633,452              5,153,033
                                                                ------------------       ----------------
                                                                $       27,317,935       $     24,880,609
                                                                ==================       ================

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Three Months Ended
                                                                ------------------------------------
                                                                     March 31,           April 1,
                                                                       2002                2001
                                                                -----------------   ----------------
REVENUE:
   Restaurant sales                                             $       4,312,807   $      4,675,723
   Wholesale and retail sales                                              34,715             80,607
                                                                -----------------   ----------------
        Total revenue                                                   4,347,522          4,756,330
                                                                -----------------   ----------------

COSTS AND EXPENSES:
   Cost of sales                                                        1,421,918          1,598,184
   Restaurant salaries and benefits                                     1,095,452          1,272,736
   Operating expenses                                                     950,755            918,320
   Depreciation                                                           330,576            290,619
   Preopening expenses and store development costs                         19,930                  -
   General and administrative expenses                                    504,171            424,397
                                                                -----------------   ----------------
         Total costs and expenses                                       4,322,802          4,504,257
                                                                -----------------   ----------------

INCOME FROM OPERATIONS                                                     24,720            252,073

OTHER EXPENSE:
   Interest expense                                                      (441,960)          (413,180)
   Other expense/amortization of financing cost                          (101,106)           (89,748)
                                                                -----------------   ----------------
         Other expense, net                                              (543,066)          (502,928)
                                                                -----------------   ----------------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                           (518,346)          (250,855)

INCOME TAX EXPENSE                                                              -                  -
                                                                ------------------  ----------------

LOSS BEFORE MINORITY INTEREST                                            (518,346)          (250,855)

MINORITY INTEREST SHARE OF JOINT VENTURE INCOME                            (1,236)           (14,412)
                                                                -----------------   ----------------

NET LOSS                                                        $        (519,582)  $       (265,267)
                                                                =================   ================

BASIC AND DILUTED LOSS PER COMMON SHARE                         $           (0.09)  $          (0.05)
                                                                =================   ================

OUTSTANDING WEIGHTED AVERAGE SHARES                                     6,083,358          5,690,166
                                                                =================   ================

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months Ended
                                                                --------------------------------------
                                                                    March 31,            April 1,
                                                                      2002                 2001
                                                                ------------------    ----------------
OPERATING ACTIVITIES:
   Net loss                                                     $        (519,582)  $       (265,267)
   Adjustments to reconcile net loss to cash flows used in
   operating activities -
     Depreciation and amortization                                        413,001            381,124
     Minority interest's share of joint venture income                      1,236             14,412
     Interest expense paid for with common stock                                -            227,452
     Change in operating assets and liabilities:
        Accounts receivable                                               197,923            302,430
        Inventories                                                         9,494             37,145
        Prepaids and other                                                 12,591            (69,049)
        Accounts payable                                                 (578,517)          (398,245)
        Accrued expenses                                                 (380,767)          (288,923)
                                                                -----------------   ----------------
          Net cash used in operating activities                          (844,621)           (58,920)
                                                                -----------------   ----------------

INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (17,109)          (102,736)
   Increase in other assets                                               (27,300)           (17,948)
                                                                -----------------   ----------------
         Net cash used in investing activities                            (44,409)          (120,683)
                                                                -----------------   ----------------
FINANCING ACTIVITIES:
   Borrowings under long-term debt                                      5,500,000            350,000
   Payments on long-term debt and capital lease obligations            (1,585,044)           (75,000)
   Payment of deferred financing costs                                    (17,775)                 -
                                                                -----------------   ----------------
         Net cash provided by financing activities                      3,897,181            275,000
                                                                -----------------   ----------------

INCREASE IN CASH                                                        3,008,151             95,396

CASH, beginning of period                                                  96,453             22,901
                                                                -----------------   ----------------

CASH, end of period                                             $       3,104,604   $        118,297
                                                                =================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $         216,150   $        413,180
   Income taxes paid                                                            -                  -
NON-CASH TRANSACTIONS:
   Issuance of common stock, stock options and warrants for
      property and services and interest and debt               $               -   $        327,610

   The accompanying notes are an integral part of these financial statements.

                       BIG BUCK BREWERY & STEAKHOUSE, INC.

                     Condensed Notes to Financial Statements
                                 March 31, 2002

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

        The financial statements for the three months ended March 31, 2002 include the results of operations for the joint venture described in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.

        The unaudited balance sheet as of March 31, 2002, the unaudited statements of operations for the three months ended March 31, 2002 and April 1, 2001, and the unaudited statements of cash flows for the three months ended March 31, 2002 and April 1, 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 29, 2002. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 30, 2001 audited financial statements have been omitted from these interim financial statements except for the disclosures below. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.

ITEM 2    Management's Discussion and Analysis or Plan of Operation

        THE FOLLOWING DISCUSSION CONTAINS VARIOUS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT. ALTHOUGH WE BELIEVE THAT, IN MAKING ANY SUCH STATEMENT, OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, ANY SUCH STATEMENT MAY BE INFLUENCED BY FACTORS THAT COULD CAUSE ACTUAL OUTCOMES AND RESULTS TO BE MATERIALLY DIFFERENT FROM THOSE PROJECTED. WHEN USED IN THE FOLLOWING DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ESTIMATES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, CERTAIN OF WHICH ARE BEYOND OUR CONTROL, ARE SET FORTH IN THIS DOCUMENT AND IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001, UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CAUTIONARY STATEMENT."

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

        -    exploration of licensing and franchising opportunities;

        -    refinancing of existing indebtedness,

        -    continued implementation of cost controls, and

        -    recapturing market share lost following the events of September 11.

        Our future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions.

THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001

Our operating results, expressed as a percentage of total revenue, were as follows:

                                                                   Three Months Ended
                                                               ------------------------------
                                                                 March 31,       April 1,
                                                                   2002            2001
                                                               -----------     ----------
REVENUE:
  Restaurant sales                                                    99.2%          98.3%
  Wholesale and retail sales                                           0.8            1.7
                                                               -----------     ----------
       Total revenue                                                 100.0          100.0
                                                               -----------     ----------

COSTS AND EXPENSES:
  Cost of sales                                                       32.7           33.6
  Restaurant salaries and benefits                                    25.2           26.8
  Operating expenses                                                  21.9           19.3
  Depreciation                                                         7.6            6.1
  Preopening expenses and store development costs                      0.5            0.0
  General and administrative expenses                                 11.6            8.9
                                                               -----------     ----------
       Total costs and expenses                                       99.5           94.7
                                                               -----------     ----------

INCOME FROM OPERATIONS                                                 0.5            5.3
                                                               -----------     ----------

OTHER EXPENSE:
  Interest expense                                                   (10.2)          (8.7)
  Other expense/amortization of financing cost                        (2.3)          (1.9)
  Minority interest's share of subsidiary's income                    (0.0)          (0.3)
                                                               -----------     ----------
       Other expense, net                                            (12.5)         (10.9)
                                                               -----------     ----------

NET LOSS                                                             (12.0)%         (5.6)%
                                                               ===========     ==========

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1,
2001

REVENUES

        Revenues decreased 8.6% to $4,347,522 in the first quarter of 2002 from $4,756,330 in the first quarter of 2001. The decrease was mainly due to a weak economy and a decline in tourism following the events of September 11, 2001. We believe that an improved economy will increase revenues at our existing units.

COSTS OF SALES

        Cost of sales, which consists of food, merchandise and brewery supplies, decreased 11.0% to $1,421,918 in the first quarter of 2002 compared to $1,598,184 in the first quarter of 2001. The decrease was primarily due to lower sales. As a percentage of revenues, costs of sales decreased to 32.7% in the first quarter of 2002 from 33.6% in the first quarter of 2001. The percentage decrease was due to improved cost controls and entering into food purchasing contracts, which reduced our cost of food.

RESTAURANT SALARIES AND BENEFITS

        Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers' compensation insurance, decreased 13.9% to $1,095,452 in the first quarter of 2002 compared to $1,272,736 in the first quarter of 2001. As a percentage of revenues, restaurant salaries and benefits decreased to 25.2% in the first quarter of 2002 as compared to 26.8% in the first quarter of 2001. The percentage decrease was due to the implementation of lower staffing levels and more efficient scheduling.

OPERATING EXPENSES

        Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 3.5% to $950,755 in the first quarter of 2002 compared to $918,320 in the first quarter of 2001. The increase was due primarily to increased expenditures for advertising intended to attract additional customers. As a percentage of revenues, operating expenses increased to 21.9% in the first quarter of 2002 as compared to 19.3% in the first quarter of 2001.

DEPRECIATION

        Depreciation expenses increased 13.7% to $330,576 in the first quarter of 2002 compared to $290,619 in the first quarter of 2001. The increase was due to a change in the estimated life for the leasehold improvements at the Grapevine unit. As a percentage of revenues, these expenses increased to 7.6% in the first quarter of 2002 from 6.1% in the first quarter of 2001. The increase was the result of lower revenues and a change in estimated life for the leasehold improvements at the Grapevine unit.

PREOPENING EXPENSES AND STORE DEVELOPMENT COSTS

        Preopening expenses and store development costs consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs. The preopening expenses and store development costs of $19,930 for the first quarter of 2002 related to the development costs incurred in connection with the abandoned plans to open a unit in Nashville, compared to $0 in the first quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased 18.8% to $504,171 in the first quarter of 2002 compared to $424,397 in the first quarter of 2001. The increase reflected higher professional fees, wages and insurance costs. As a percentage of revenues, these expenses increased to 11.6% in the first quarter of 2002 as compared to 8.9% in the first quarter of 2001. The percentage increase was due to lower revenues as well as higher professional fees, wages and insurance costs.

INTEREST EXPENSE

        Interest expense increased $28,780 to $441,960 in the first quarter of 2002 compared to $413,180 in the first quarter of 2001. The increase reflected the added interest expense from the Crestmark Bank line of credit we entered into in late March 2001. As a percentage of revenues, interest expense increased to 10.2% in the first quarter of 2002 from 8.7% in the first quarter of 2001.

OTHER INCOME AND EXPENSE

        Other income and expense includes miscellaneous income and amortization expense. Other expenses were $101,106 in the first quarter of 2002 compared to $89,748 in the first quarter of 2001. The increase was due to the expense from the Michigan single business tax.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

        We used $844,621 in cash for operating activities during the first quarter of 2002, and used $58,920 in cash for operating activities during the first quarter of 2001. We had a working capital deficit of $8,756,949 at March 31, 2002 and a working capital deficit of $3,182,662 at April 1, 2001. The reclassification of our indebtedness to WCERS from a long-term obligation to a short-term obligation was responsible for the increase in our working capital deficit, partially offset by the loan we obtained for $5,000,000 from United Bank and Trust Company during the first quarter of 2002. During the first quarter of 2002, we spent $44,409 for fixed assets and repaid $1,585,044 in debt. We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations. As of May 15, 2002, we had defaulted on $652,611 of principal and interest payments to WCERS, the holder of approximately $8,900,000 of our secured debt.

        In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of $519,582 for the first quarter of 2002 and $265,267 for the first quarter of 2001. As of March 31, 2002, we had an accumulated deficit of $10,297,523. We currently depend upon our existing units for all of our revenues. We expect to incur significant losses for the foreseeable future. We will need to generate significant increases in our revenues to achieve and maintain profitability. If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. The reports of our independent public accountants for the years ended December 30, 2001 and December 31, 2000 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

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

FINANCING ACTIVITIES DURING THE FIRST QUARTER OF 2002

        In February 2002, we received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan. In March 2002, we obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004. The collateral of this loan is a $5,000,000 letter of credit from WCERS. Of the proceeds from such loan, we used $200,000 to terminate our lease of the Nashville site, $500,000 to repay the advance from WCERS and $1,000,000 to repay our indebtedness to Crestmark Bank. We intend to use the remaining proceeds of such loan to settle the dispute between Buck & Bass and the general contractor of the Grapevine unit, to pay certain accounts payable and for various working capital purposes.

FINANCING ACTIVITIES DURING THE FIRST QUARTER OF 2001

        In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003. As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003. On the same day, we also issued 323,406 shares of our common stock to WCERS in lieu of $327,610 in principal and/or interest otherwise payable to WCERS in February, March, April and May 2001. In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000. Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73 per share. We repaid such note in full in March 2002. Also in March 2001, we entered into two amendments with Michael G. Eyde, one of our shareholders and the holder of two of our subordinated promissory notes. Pursuant to such agreements, we made his $100,000 non-convertible note convertible into shares of our common stock at a conversion price of $1.00, adjusted the conversion price of his $100,000 convertible note from $1.9188 to $1.00 and extended the maturity date of both notes until October 2001.

ADDITIONAL FINANCING IS REQUIRED FOR DEBT REPAYMENT

        Without additional financing, our leveraged position and the requirements for payments to the holders of our secured and subordinated debt may require us to liquidate all or a portion of our assets. We had a working capital deficit of $8,756,949 at March 31, 2002 and a working capital deficit of $3,182,662 at April 1, 2001. As of May 15, 2002, we had outstanding (1) convertible secured debt aggregating $7,409,271, (2) non-convertible secured debt aggregating $6,500,000, and (3) convertible subordinated debt aggregating $826,000. Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001 and $50,000 matured in January 2002. We cannot assure you that we will be able to extend the maturity dates of those, or any other, notes. Our outstanding debt must be repaid in full as follows:

        Type of Debt                          Principal Amount        Maturity Date
        ------------                          ----------------        -------------
        Convertible Secured Debt              $7,409,271              February 2003
        Non-Convertible Secured Debt          $1,500,000              February 2003
        Non-Convertible Secured Debt          $5,000,000              March 2004
        Convertible Subordinated Debt         $  100,000              November 2000
        Convertible Subordinated Debt         $  300,000              October 2001
        Convertible Subordinated Debt         $   50,000              January 2002
        Convertible Subordinated Debt         $  176,000              *
        Convertible Subordinated Debt         $  100,000              July 2002
        Convertible Subordinated Debt         $  100,000              December 2002

        ----------
        * We have agreed to make nine additional monthly payments of $18,000 (commencing June 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

        To fund the maturity of the outstanding debt, we will be required to obtain additional financing or refinance the debt. However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS PAYMENT AND OTHER DEFAULTS

        Our agreements with WCERS require us to make the following payments to WCERS on the first day of each month:

        - $52,396 in principal and interest on a convertible secured promissory note with a principal balance of approximately $5.8 million,

        - $14,756 in principal and interest on a convertible secured promissory note with a principal balance of approximately $1.6 million, and

        - $13,750 in interest only on a non-convertible secured promissory note with a principal balance of approximately $1.5 million.

        As of May 15, 2002, we had defaulted on $652,611 of principal and interest payments to WCERS. Such amount represents:

        - $480,567 which became due and payable between September 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $5.8 million,

        - $103,294 which became due and payable between November 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $1.6 million, and

        - $68,750 which became due and payable between January 2002 and May 2002 on the non-convertible secured promissory note with a principal balance of approximately $1.5 million.

        As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived. Our assets are, as a consequence, subject to foreclosure by WCERS. In particular, we have granted the following security interests to WCERS:

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

        We also agreed with WCERS that (1) we would not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we would keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we would keep and maintain a minimum debt coverage ratio of 1.25 to
1.0 (excluding Grapevine pre-opening and financing costs), (4) we would maintain our then current cash flow position, and (5) we would not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000. We have notified WCERS that we violated each of the foregoing covenants. On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we have until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing). We notified WCERS that we violated the amended covenants. On April 1, 2002, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $4.5 million and (2) we have until January 1, 2003 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).

        We cannot assure you that we will be able to repay or refinance our indebtedness to WCERS or maintain compliance with the amended covenants. Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreement, including the payment of principal and interest. If our payment or other defaults are not waived by WCERS, our assets will remain subject to foreclosure by WCERS. Foreclosure by WCERS would force us to cease all operations.

WE ANTICIPATE THAT FUNDS WILL BE REQUIRED TO RESOLVE THE GRAPEVINE DISPUTE

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

GRAPEVINE COVENANT VIOLATIONS

        The existence of encumbrances on the Grapevine site, the failure of Buck & Bass to perform quarterly customer satisfaction surveys and the failure of Buck & Bass to achieve annual gross sales of $7.0 million give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit. Further, Bass Pro has the right to purchase up to 15% of our interest in the joint venture, at 100% of our original cost, on or before August 31, 2002; provided, however, that our interest in the joint venture may not be reduced below 51%. The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

LIMITATIONS ON ABILITY TO INCUR ADDITIONAL INDEBTEDNESS

        We granted WCERS a right of first refusal pursuant to which WCERS may, for so long as the approximately $5.8 million promissory note is outstanding or WCERS owns more than 15% of our common stock, elect to purchase securities offered by us, within 45 days of the receipt of notice by WCERS, at the same price and on the same terms and conditions as are offered to a third party.

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

LIQUIDITY PLANS

        We intend to explore licensing and franchising arrangements. We are in discussions with several parties regarding the possible licensing of the Big Buck Brewery & Steakhouse concept in and outside the state of Michigan. We have entered into a license agreement with Up North Adventures, an entity owned by one of our directors, Thomas E. Zuhl, pursuant to which we hope to introduce our concept to various Asian markets. Our beers have already received awards for excellence at tradeshows in Japan.

        We also seek to refinance our indebtedness to WCERS. We hope to refinance such indebtedness at lower interest rates. In the first quarter of 2002, WCERS engaged a consultant to evaluate restructuring our debt to WCERS.

        We also plan to continue searching for ways of reducing our operating costs. At the beginning of 2001, we set goals to equal or exceed the operating benchmarks of several of our competitors. We believe that we have attained those goals and we seek continued improvement. During the second quarter of 2002, we plan to implement new short-term and long-term marketing campaigns pursuant to which we hope to regain revenues lost due to the decrease in tourism following the events of September 11.

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

PART II    OTHER INFORMATION

ITEM 1     Legal Proceedings

GRAPEVINE UNIT

        On May 3, 2001, Knoebel Construction, Inc., the general contractor of the Grapevine unit, sued Buck & Bass, L.P., BBBP Management Company, Bass Pro Outdoor World, L.L.C., St. Paul Fire & Marine Insurance Company, Grapevine II, L.P. and our company in the 352nd District Court of Tarrant County, Texas, for breach of contract and quantum meruit, as well as claims under the Texas Property Code for alleged failure to make prompt payment and alleged misapplication of statutory construction trust funds. Our company owns an 89.9% interest in Buck & Bass. The proceeding is a lawsuit that arises out of the construction of the Grapevine unit. Buck & Bass, as owner, and Knoebel, as construction manager, signed an AIA "Standard Form of Agreement Between Owner and Construction Manager" dated March 31, 2000. Under the agreement, Buck & Bass hired Knoebel to construct the Grapevine unit. Knoebel alleges that it performed its obligations under the agreement but is still owed $1,174,516 that Buck & Bass has failed to pay. Buck & Bass disputes the amount of Knoebel's claims. Knoebel also seeks recovery under St. Paul's bond and foreclosure of a statutory lien. In addition to its alleged damages of $1,174,516, Knoebel's petition asks for attorneys' fees, court costs, and pre-judgment and post-judgment interest. In accordance with the agreement, the parties agreed to abate the lawsuit and submitted the case to the American Arbitration Association.

        On behalf of Buck & Bass, we have settled directly with and obtained releases from the subcontractors on the Grapevine unit, as well as the project's architect. Although we have entered into settlement discussions with Knoebel to terminate the lawsuit and the arbitration proceeding, we cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims. We anticipate funding any settlement, on behalf of Buck & Bass, by using a portion of the proceeds of the loan we received in the first quarter of 2002 from United Bank.

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

        We received lien releases from the general contractor and from all subcontractors and suppliers whom the general contractor identified as having performed work on the project. We have supplied copies of the releases to Opry Mills and we are not aware of any outstanding claims or liens. We have agreed to indemnify Opry Mills from any claims or actions taken against Opry Mills or the premises by any unpaid supplier, contractor or laborer which performed work or supplied materials to the premises.

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

ITEM 2     Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3     Defaults upon Senior Securities

        As of May 15, 2002, we had defaulted on $652,611 of principal and interest payments to WCERS. Such amount represents:

        - $480,567 which became due and payable between September 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $5.8 million,

        - $103,294 which became due and payable between November 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $1.6 million, and

        - $68,750 which became due and payable between January 2002 and May 2002 on the non-convertible secured promissory note with a principal balance of approximately $1.5 million.

        As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived. Our assets are, as a consequence, subject to foreclosure by WCERS. For more information regarding our payment and other defaults, please review "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

ITEM 4     Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5     Other Information

        Not applicable.

ITEM 6     Exhibits and Reports on Form 8-K

      (a)  Exhibits

           See "Index to Exhibits."

      (b)  Reports on Form 8-K

           The registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BIG BUCK BREWERY & STEAKHOUSE, INC.

Date:  May 15, 2002                          By /s/ Anthony P. Dombrowski
                                                --------------------------------
                                                 Anthony P. Dombrowski
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number     Description
-------    -----------
 3.1 Restated Articles of Incorporation, as amended (incorporated by reference to our Current Report on Form 8-K, filed on December 11, 2000 (File No. 0-20845)).
 3.2 Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
 4.1       See Exhibit 3.1.
 4.2       See Exhibit 3.2.
 4.3 Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-03548)).
 4.4 Form of Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (including specimen Class A Warrant certificate) (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-03548)).
 4.5 Amendment to Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (including specimen Class A Warrant certificate) (incorporated by reference to Post-Effective Amendment No. 2 to our Registration Statement on Form S-3, filed on June 8, 2000 (File No. 333-03548)).
 4.6 Amendment No. 2 to Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.1 1996 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
 10.2 1996 Director Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
 10.3 1999 Employee Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 26, 1999 (File No. 0-20845)).
 10.4 Amendment No. 1 to 1999 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.5      2000 Stock Option Plan (incorporated by reference to our Definitive
           Schedule 14A (Proxy Statement), filed on October 18, 2000 (File No. 0-20845)).
 10.6 Loan Agreement dated July 28, 1995, by and among Big Buck, William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I. Zaremba and Bank One (f/k/a NBD Bank) (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
 10.7 Real Estate Purchase and Leaseback Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
 10.8 Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
 10.9 Amendment to Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated March 27, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.10     Real Estate Purchase and Leaseback Agreement by and between Michael
           G. Eyde, Landlord, and Big Buck, Tenant, dated August 1, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 12, 1997 (File No. 0-20845)).

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

 10.26 Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.27 Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.28 Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.29 Form of Subscription and Investment Representation Agreement for 10% Convertible Subordinated Promissory Note (including form of note) (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.30 Subscription and Investment Representation Agreement for 10% Convertible Secured Promissory Note executed by Wayne County Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.31 10% Convertible Secured Promissory Note in the principal amount of $5,876,114.74, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.32 Amended, Restated and Consolidated Convertible Note in the principal amount of $1,623,885.26, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.33 Common Stock Purchase Warrant issued by Big Buck to Wayne County Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
 10.34 Promissory Note and Security Agreement by and between Big Buck and Buck & Bass, L.P., dated August 23, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).
 10.35 Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated August 21, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).
 10.36 First Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated August 21, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.37 Second Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated October 1, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.38 Third Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated February 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.39 Fourth Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated March 15, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.40 Fifth Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated March 20, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

 10.41 Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.42 Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.43 Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated April 3, 2001 (incorporated by reference to our Annual Report on Form 10-KSB/A, filed on April 13, 2001 (File No. 0-20845)).
 10.44 Letter Agreement by and between Big Buck and Wayne County Employees' Retirement System, dated October 1, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).
 10.45 Letter Agreement between Wayne County Employees' Retirement System and Big Buck, dated February 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.46 Promissory Note in the principal amount of $12,000.00, issued by Anthony P. Dombrowski, Maker, to Big Buck, Payee, dated April 18, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.47 Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Michael G. Eyde, Payee, dated December 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.48 Promissory Note (Line of Credit) in the principal amount of $1,000,000.00, issued by Big Buck, Maker, to Crestmark Bank, Payee, dated March 16, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.49 Loan Agreement by and between Crestmark Bank and Big Buck, dated March 16, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.50 Form of First Amendment to 10% Convertible Subordinated Promissory Note (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.51 Shopping Center Lease between Opry Mills Limited Partnership, Landlord, and Big Buck, Tenant, for Opry Mills Shopping Center, Nashville, Tennessee, dated November 9, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
 10.52 Form of Non-Qualified Stock Option Agreement between Big Buck and certain directors of Buck & Bass, L.P., dated March 30, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
 10.53 First Amendment and Acknowledge of Partial Payment to Convertible Subordinated Promissory Note issued by Big Buck to James E. Blasius, dated March 22, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
 10.54 First Amendment to Non-Convertible Subordinated Promissory Note issued by Big Buck to Michael G. Eyde, dated March 29, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
 10.55 Letter Agreement between Big Buck and Steven G. Balan, dated April 12, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
 10.56 Consulting Agreement between Big Buck and Morgan James & Associates, effective July 12, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).

 10.57 Second Amendment to Convertible Subordinated Promissory Note by and between Big Buck and Steven G. Balan, dated October 17, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).
 10.58 Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Thomas E. Zuhl, Payee, dated July 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.59 License Agreement between Up North Adventures, Inc. and Big Buck, dated July 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.60 Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Pac Rim Associates, Inc., Payee, dated December 11, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.61 Promissory Note in the principal amount of $5,000,000.00, issued by Big Buck, Maker, to United Bank and Trust Company, Payee, dated March 15, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.62 Master Agreement for Program Management Services between Big Buck and Columbia Construction Services - Michigan, Inc., dated January 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.63 Possession Agreement between Big Buck and Opry Mills Limited Partnership, dated March 14, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.64 Settlement and Termination Agreement between Big Buck and Opry Mills Limited Partnership, dated March 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.65 Amendment No. 2 to Lease Agreement by and between Eyde Brothers Development Co., Landlord and Big Buck, Tenant, dated March 29, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
 10.66 Letter Agreement by and between Big Buck and Wayne County Employees' Retirement System, dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).