Form 10QSB
period 2002-06-30
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2002-08-13
CIK 1009652

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number  0-20845

BIG BUCK BREWERY & STEAKHOUSE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Michigan	38-3196031
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 South Wisconsin Street Gaylord, Michigan 49734 (989) 731-0401
(Address of Principal Executive Offices and Issuer’s Telephone Number, including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐.

As of August 9, 2002, the issuer had outstanding 6,034,080 shares of common stock and 2,550,000 Class A Warrants.

i

PART I

ITEM 1                     Financial Statements

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Balance Sheets

	June 30, 2002	December 30, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,881,187	$96,453
Accounts receivable	16,382	237,187
Inventories	213,891	223,891
Prepaids and other	697,024	592,927
Total current assets	2,808,484	1,150,457

PROPERTY AND EQUIPMENT	22,759,433	22,926,270

OTHER ASSETS, net	741,200	803,881

	$26,309,117	$24,880,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$412,966	$1,925,998
Accrued expenses	1,462,095	1,099,017
Current maturities of long-term obligations	10,593,271	1,151,728
Total current liabilities	12,468,332	4,176,743

LONG-TERM OBLIGATIONS, less current maturities	9,302,465	15,084,690
Total liabilities	21,770,797	19,261,433

MINORITY INTEREST	463,020	466,143

SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value, 20,000,000 shares authorized; 6,094,780 and 6,083,358 shares issued and outstanding	60,948	60,834
Additional paid-in capital	14,872,648	14,870,141
Accumulated deficit	(10,858,296)	(9,777,941)
Total shareholders’ equity	4,075,300	5,153,033
	$26,309,117	$24,880,609

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
REVENUE:
Restaurant sales	$4,058,018	$3,972,675	$8,370,824	$8,648,398
Wholesale and retail sales	33,005	66,214	67,719	146,821
Total revenue	4,091,023	4,038,889	8,438,543	8,795,219

COSTS AND EXPENSES:
Cost of sales	1,353,827	1,325,673	2,775,745	2,923,857
Restaurant salaries and benefits	1,059,013	1,118,567	2,164,105	2,391,303
Operating expenses	942,799	833,853	1,883,912	1,752,174
Depreciation	330,575	349,509	661,150	640,128
Preopening expenses and store development costs	0	0	19,930	0
General and administrative expenses	434,926	482,011	939,094	906,408
Total costs and expenses	4,121,140	4,109,613	8,443,936	8,613,870

INCOME (LOSS) FROM OPERATIONS	(30,117)	(70,724)	(5,393)	181,349

OTHER EXPENSE:
Interest expense	(438,638)	(416,259)	(880,599)	(829,439)
Other expense/amortization of financing cost	(96,380)	(85,435)	(197,486)	(175,183)
Other expense, net	(535,018)	(501,694)	(1,078,085)	(1,004,622)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(565,135)	(572,418)	(1,083,478)	(823,273)

INCOME TAX EXPENSE	0	0	0	0

LOSS BEFORE MINORITY INTEREST	(565,135)	(572,418)	(1,083,478)	(823,273)

MINORITY INTEREST SHARE OF JOINT VENTURE LOSS (INCOME)	4,359	9,326	3,123	(5,086)

NET LOSS	$(560,776)	$(563,092)	$(1,080,355)	$(828,359)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.10)	$(0.18)	$(0.14)

OUTSTANDING WEIGHTED AVERAGE SHARES	6,083,484	5,797,968	6,083,421	5,744,067

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001
OPERATING ACTIVITIES:
Net loss	$(1,080,355)	$(828,359)
Adjustments to reconcile net loss to cash flows used in operating activities -
Depreciation and amortization	818,522	823,822
Minority interest’s share of joint venture income	(3,123)	5,086
Interest expense paid for with common stock	—	303,170
Change in operating assets and liabilities:
Accounts receivable	220,805	286,686
Inventories	10,000	77,940
Prepaids and other	(104,097)	(38,588)
Accounts payable	(1,513,032)	(844,181)
Accrued expenses	363,078	22,422
Net cash used in operating activities	(1,288,202)	(192,001)

INVESTING ACTIVITIES:
Purchases of property and equipment	(471,658)	(549,697)
Increase in other assets	(99,571)	(17,950)
Net cash used in investing activities	(571,229)	(567,647)

FINANCING ACTIVITIES:
Borrowings under long-term debt	5,500,000	996,000
Payments on long-term debt and capital lease obligations	(1,840,681)	(112,718)
Proceeds from sale of common stock	2,621
Payment of deferred financing costs	(17,775)	—
Net cash provided by financing activities	3,644,165	883,282

INCREASE IN CASH	1,784,734	123,634

CASH, beginning of period	96,453	22,901

CASH, end of period	$1,881,187	$146,535

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$441,168	$450,638
Income taxes paid	—	—
NON-CASH TRANSACTIONS:
Issuance of common stock, stock options and warrants for property and services and interest and debt	$—	$327,610

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Condensed Notes to Financial Statements

June 30, 2002

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

The financial statements for the three and six months ended June 30, 2002 include the results of operations for the joint venture described in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.

The unaudited balance sheet as of June 30, 2002, the unaudited statements of operations for the three and six months ended June 30, 2002 and July 1, 2001, and the unaudited statements of cash flows for the six months ended June 30, 2002 and July 1, 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 29, 2002.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 30, 2001 audited financial statements have been omitted from these interim financial statements except for the disclosures below.  It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.

ITEM 2                                                        Management’s Discussion and Analysis or Plan of Operation

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001, under the caption “Management’s Discussion and Analysis or Plan of Operation – Cautionary Statement.”

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

Overview

We develop and operate restaurant-brewpubs under the name “Big Buck Brewery & Steakhouse.”  Until May 1995 when we opened our first unit in Gaylord, Michigan, we had no operations or revenues and our activities were devoted solely to development.  In March 1997, we opened our second unit in Grand Rapids, Michigan, and in October 1997, we opened our third unit in Auburn Hills, Michigan, a suburb of Detroit.  In August 2000, we opened our fourth unit in Grapevine, Texas, a suburb of Dallas.  This unit is owned and operated by Buck & Bass pursuant to our joint venture agreement with Bass Pro.

We had planned, subject to obtaining adequate financing, to open our next unit in Nashville, Tennessee.  In March 2002, following the recommendation of the landlord and after careful consideration of the marketplace and our limited capital resources, we determined to discontinue our plans to open this unit.  For the foreseeable future, we plan to focus on the following objectives:

•                       exploration of licensing and franchising opportunities,

•                       refinancing of existing indebtedness,

•                       continued implementation of cost controls, and

•                       recapturing market share lost following the events of September 11, 2001.

Our future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions.

Three and Six Months Ended June 30, 2002 and July 1, 2001

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
REVENUE:
Restaurant sales	99.2%	98.4%	99.2%	98.3%
Wholesale and retail sales	0.8	1.6	0.8	1.7

Total revenue	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of sales	33.1	32.8	32.9	33.2
Restaurant salaries and benefits	25.9	27.7	25.6	27.2
Operating expenses	23.0	20.6	22.3	19.9
Depreciation	8.1	8.7	7.8	7.3
Preopening expenses and store development costs	0.0	0.0	0.2	0.0
General and administrative expenses	10.6	11.9	11.1	10.3

Total costs and expenses	100.7	101.8	100.1	97.9

INCOME (LOSS) FROM OPERATIONS	(0.7)	(1.8)	(0.1)	2.1

OTHER EXPENSE:
Interest expense	(10.7)	(10.3)	(10.4)	(9.4)
Other expense/amortization of financing cost	(2.4)	(2.1)	(2.3)	(2.0)
Minority interest’s share of subsidiary’s loss (income)	0.1	0.2	0.0	(0.1)

NET LOSS	(13.7)%	(13.9)%	(12.8)%	(9.4)%

Results of Operations for the Three and Six Months Ended June 30, 2002 and July 1, 2001

Revenues

Revenues increased 1.3% to $4,091,023 in the second quarter of 2002 from $4,038,889 in the second quarter of 2001, and decreased 4.1% to $8,438,543 for the first six months of 2002 from $8,795,219 for the first six months of 2001.  The decrease for the six-month period was mainly due to a weak economy and a decline in tourism following the events of September 11, 2001.  We believe that an improved economy will increase revenues at our existing units.

Costs of Sales

Cost of sales, which consists of food, merchandise and brewing supplies, increased 2.1% to $1,353,827 in the second quarter of 2002 compared to $1,325,673 in the second quarter of 2001, and decreased 5.1% to $2,775,745 for the first six months of 2002 compared to $2,923,857 for the first six months of 2001.  The increase for the quarter was primarily due to the purchase of a new bread product, the availability of liquor in our units during 2002 and increased produce prices.  The decrease for the six-month period was primarily due to lower sales.

Restaurant Salaries and Benefits

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers’ compensation insurance, decreased 5.3% to $1,059,013 in the second quarter of 2002 compared to $1,118,567 in the second quarter of 2001, and decreased 9.5% to $2,164,105 for the first six months of 2002 compared to $2,391,303 for the first six months of 2001.  As a percentage of revenues, restaurant salaries and benefits decreased to 25.9% in the second quarter of 2002 as compared to 27.7% in the second quarter of 2001, and decreased to 25.6% for the first six months of 2002 compared to 27.2% for the first six months of 2001.  The decreases were primarily due to the implementation of lower staffing levels and more efficient scheduling.

Operating Expenses

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 13.1% to $942,799 in the second quarter of 2002 compared to $833,854 in the second quarter of 2001, and increased 7.5% to $1,883,912 for the first six months of 2002 compared to $1,752,174 for the first six months of 2001.  As a percentage of revenues, operating expenses increased to 23.0% in the second quarter of 2002 as compared to 20.6% in the second quarter 2001, and increased to 22.3% for the first six months of 2002 compared to 19.9% for the first six months of 2001.  The increases were due primarily to increased expenditures for advertising intended to attract additional customers, including our participation in an entertainment card program, as well as our implementation of an enhanced food plan for employees designed to improve employee retention.

Depreciation

Depreciation expenses decreased 5.4% to $330,575 in the second quarter of 2002 compared to $349,509 in the second quarter of 2001, and increased 3.3% to $661,150 for the first six months of 2002 compared to $640,128 for the first six months of 2001.  As a percentage of revenues, these expenses decreased to 8.1% in the second quarter of 2002 from 8.7% in the second quarter of 2001, and increased to 7.8% for the first six months of 2002 from 7.3% for the first six months of 2001.  Our depreciation expenses change as we acquire new assets and as our assets become fully depreciated.

Preopening Expenses and Store Development Costs

Preopening expenses and store development costs consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs.  We incurred no preopening expenses and store development costs in the second quarter of 2002, the second quarter of 2001 or the first six months of 2001.  We incurred preopening expenses and store development costs of $19,930 for the first six months of 2002.

General and Administrative Expenses

General and administrative expenses decreased 9.8% to $434,926 in the second quarter of 2002 compared to $482,011 in the second quarter of 2001, and increased 3.6% to $939,095 for the first six months of 2002 compared to $906,408 for the first six months of 2001.  As a percentage of revenue, these expenses decreased to 10.6% in the second quarter of 2002 as compared to 11.9% in the second quarter of 2001, and increased to 11.1% for the first six months of 2002 compared to 10.3% for the first six months of 2001.  The changes in general and administrative expenses were primarily driven by changes in professional fees.

Interest Expense

Interest expense increased 5.4% to $438,638 in the second quarter of 2002 compared to $416,259 in the second quarter of 2001, and increased 6.2% to $880,599 for the first six months of 2002 compared to $829,439 for the first six months of 2001.  As a percentage of revenues, interest expense increased to 10.7% in the second quarter of 2002 from 10.3% in the second quarter of 2001, and increased to 10.4% for the first six months of 2002 compared to 9.4% for first six months of 2001.  The increases reflected the interest paid on the loan we obtained from United Bank and Trust Company.

Other Income and Expense

Other income and expense includes miscellaneous income and amortization expense.  Other expenses increased 12.8% to $96,379 in the second quarter of 2002 compared to $85,435 in the second quarter of 2001, and increased 12.7% to $197,486 for the first six months of 2002 as compared to $175,183 for the first six months of 2001.

Liquidity and Capital Resources

Overview

We used $1,288,202 in cash for operating activities during the first six months of 2002, and used $192,001 in cash for operating activities during the first six months of 2001.  We had a working capital deficit of $9,659,848 at June 30, 2002 and a working capital deficit of $8,756,949 at July 1, 2001.  The reclassification of our indebtedness to WCERS from a long-term obligation to a short-term obligation was responsible for the increase in our working capital deficit, partially offset by the loan we obtained for $5,000,000 from United Bank and Trust Company during the first quarter of 2002.  During the first six months of 2002, we spent $571,229 for fixed assets and repaid $1,840,681 in debt.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.  As of August 9, 2002, we had defaulted on $735,519 of principal and interest payments to WCERS, the holder of approximately $8,900,000 of our secured debt, and $550,000 of principal payments to certain holders of our convertible subordinated promissory notes.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of $560,776 for the second quarter of 2002 and $563,092 for the second quarter of 2001.  As of June 30, 2002, we had an accumulated deficit of $10,858,296.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 30, 2001 and December 31, 2000 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

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

Financing activities during the first six months of 2002

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

Financing activities during the first six months of 2001

In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003.  As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003.  On the same day, we also issued 323,406 shares of our common stock to WCERS in lieu of $327,610 in principal and/or interest otherwise payable to WCERS in February, March, April and May 2001.  In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000.  Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $1.4752 to $0.73 per share.  We repaid such note in full in March 2002.  Also in March 2001, we entered into two amendments with Michael G. Eyde, one of our shareholders and the holder of two of our subordinated promissory notes.  Pursuant to such agreements, we made his $100,000 non-convertible note convertible into shares of our common stock at a conversion price of $1.00, adjusted the conversion price of his $100,000 convertible note from $1.9188 to $1.00 and extended the maturity date of both notes until October 2001.  In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000.  Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73 per share.  In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000.  Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.4752 to $0.73 per share.  We subsequently agreed to a repayment schedule involving monthly payments of principal and interest on this note commencing November 1, 2001.  In July 2001, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount convertible subordinated promissory note to Thomas E. Zuhl, who became one of our directors in January 2002.  The note, which is convertible into 115,473 shares of common stock at a conversion price of $0.866 per share, matured in July 2002.  We used the funds provided by this subordinated debt financing for working capital purposes.

Additional financing is required for debt repayment

Without additional financing, our leveraged position and the requirements for payments to the holders of our secured and subordinated debt may require us to liquidate all or a portion of our assets.  We had a working capital deficit of $9,659,848 at June 30, 2002 and a working capital deficit of $8,756,949 at July 1, 2001.  As of August 9, 2002, we had outstanding (1) convertible secured debt aggregating $7,409,271, (2) non-convertible secured debt aggregating $6,204,014, and (3) convertible subordinated debt aggregating $772,000.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002 and $100,000 matured in July 2002.  We cannot assure you that we will be able to extend the maturity dates of those, or any other, notes.

Our outstanding debt must be repaid in full as follows:

Type of Debt	Principal Amount	Maturity Date
Convertible Secured Debt	$7,409,271	February 2003
Non-Convertible Secured Debt	$1,500,000	February 2003
Non-Convertible Secured Debt	$4,704,014	March 2004
Convertible Subordinated Debt	$100,000	November 2000
Convertible Subordinated Debt	$300,000	October 2001
Convertible Subordinated Debt	$50,000	January 2002
Convertible Subordinated Debt	$100,000	July 2002
Convertible Subordinated Debt	$122,000	*
Convertible Subordinated Debt	$100,000	December 2002

*                 We have agreed to make six additional monthly payments of $18,000 (commencing September 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

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

WCERS payment and other defaults

Our agreements with WCERS require us to make the following payments to WCERS on the first day of each month:

•                       $53,396 in principal and interest on a convertible secured promissory note with a principal balance of approximately $5.8 million,

•                       $14,756 in principal and interest on a convertible secured promissory note with a principal balance of approximately $1.6 million, and

•                       $13,750 in interest only on a non-convertible secured promissory note with a principal balance of approximately $1.5 million.

As of August 9, 2002, we had defaulted on $735,519 of principal and interest payments to WCERS.  Such amount represents:

•                       $533,963 which became due and payable between September 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $5.8 million,

•                       $132,806 which became due and payable between November 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $1.6 million, and

•                       $68,750 which became due and payable between January 2002 and May 2002 on the non-convertible secured promissory note with a principal balance of approximately $1.5 million.

As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived.  Our assets are, as a consequence, subject to foreclosure by WCERS.  In particular, we have granted the following security interests to WCERS:

•                       a pledge of our limited partnership interest in Buck & Bass,

•                       a pledge of our shares of the issued and outstanding common stock of BBBP Management Company, and

•                       a security interest, assignment or mortgage, as applicable, in our interest in all assets now or hereafter owned, ownership interests, licenses, and permits, including, without limitation, a mortgage encumbering the Gaylord, Auburn Hills and Grand Rapids sites.

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

We cannot assure you that we will be able to repay or refinance our indebtedness to WCERS or comply with the amended covenants.  Our agreements with WCERS define an event of default to include our failure to perform any term, covenant or agreement contained in our agreement, including the payment of principal and interest.  If our payment or other defaults are not waived by WCERS, our assets will remain subject to foreclosure by WCERS.  Foreclosure by WCERS would force us to cease all operations.

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

We also seek to refinance our indebtedness to WCERS.  We hope to refinance such indebtedness at lower interest rates.  In the first quarter of 2002, WCERS engaged a consultant to evaluate restructuring our debt to WCERS.  In the second quarter of 2002, we engaged the same consultant to assist our management in the development of a going-forward business strategy.  Such assistance includes development of action items for critical financial and operational issues, analysis of immediate, near-term and long-term obstacles faced by our company, and assessment of strengths, weaknesses, opportunities and threats for the going-forward business plan.

We also plan to continue searching for ways of reducing our operating costs.  At the beginning of 2001, we set goals to equal or exceed the operating benchmarks of several of our competitors.  We believe that we have attained those goals and we seek continued improvement.  In July 2002, we implemented new short-term and long-term marketing campaigns pursuant to which we hope to regain revenues lost due to the decrease in tourism following the events of September 11, 2001.

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

PART II              OTHER INFORMATION

ITEM 1                Legal Proceedings

On May 3, 2001, Knoebel Construction, Inc., the general contractor of the Grapevine unit, sued Buck & Bass, L.P., BBBP Management Company, Bass Pro Outdoor World, L.L.C., St. Paul Fire & Marine Insurance Company, Grapevine II, L.P. and our company in the 352nd District Court of Tarrant County, Texas, for breach of contract and quantum meruit, as well as claims under the Texas Property Code for alleged failure to make prompt payment and alleged misapplication of statutory construction trust funds.  Our company owns an 89.9% interest in Buck & Bass.  The proceeding is a lawsuit that arises out of the construction of the Grapevine unit.  Buck & Bass, as owner, and Knoebel, as construction manager, signed an AIA “Standard Form of Agreement Between Owner and Construction Manager” dated June 30, 2000.  Under the agreement, Buck & Bass hired Knoebel to construct the Grapevine unit.  Knoebel alleges that it performed its obligations under the agreement but is still owed $1,174,516 that Buck & Bass has failed to pay.  Buck & Bass disputes the amount of Knoebel’s claims.  Knoebel also seeks recovery under St. Paul’s bond and foreclosure of a statutory lien.  In addition to its alleged damages of $1,174,516, Knoebel’s petition asks for attorneys’ fees, court costs, and pre-judgment and post-judgment interest.  In accordance with the agreement, the parties agreed to abate the lawsuit and submitted the case to the American Arbitration Association.

On behalf of Buck & Bass, we have settled directly with and obtained releases from the subcontractors on the Grapevine unit, as well as the project’s architect.  Although we have entered into settlement discussions with Knoebel to terminate the lawsuit and the arbitration proceeding, we cannot assure you that we will be able to fully and finally discharge of record all outstanding liens and claims.  We anticipate funding any settlement, on behalf of Buck & Bass, by using a portion of the proceeds of the loan we received in the first quarter of 2002 from United Bank.

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

ITEM 2                Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3                Defaults upon Senior Securities

As of August 9, 2002, we had defaulted on $735,519 of principal and interest payments to WCERS.  Such amount represents:

•                       $533,963 which became due and payable between September 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $5.8 million,

•                       $132,806 which became due and payable between November 2001 and May 2002 on the convertible secured promissory note with a principal balance of approximately $1.6 million, and

•                       $68,750 which became due and payable between January 2002 and May 2002 on the non-convertible secured promissory note with a principal balance of approximately $1.5 million.

As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived.  Our assets are, as a consequence, subject to foreclosure by WCERS.  For more information regarding our payment and other defaults, please review “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”

ITEM 4                Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5                Other Information

Not applicable.

ITEM 6                Exhibits and Reports on Form 8-K

(a)        Exhibits

See “Index to Exhibits.”

(b)        Reports on Form 8-K

On May 31, 2002, the registrant filed a Current Report on Form 8-K relating to its share repurchase program.  The registrant filed no other Current Reports on Form 8-K during the second quarter of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: August 13, 2002	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
Chief Financial Officer and Treasurer

CERTIFICATIONS

In connection with the Quarterly Report of Big Buck Brewery & Steakhouse, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                                  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002	By:	/s/ William F. Ronlinski
William F. Rolinski
Chief Executive Officer, President and Chairman of the Board

Dated: August 13, 2002	By:	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to our Current Report on Form 8-K, filed on December 11, 2000 (File No. 0-20845)).
3.2	Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form SB-2, filed on July 15, 1996 (File No. 333-3548)).
4.1	See Exhibit 3.1.
4.2	See Exhibit 3.2.
4.3	Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on July 15, 1996 (File No. 333-03548)).
4.4

Form of Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (including specimen Class A Warrant certificate)  (incorporated by reference to our Registration Statement on Form SB-2, filed on July 15, 1996 (File No. 333-03548)).

4.5

Amendment to Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (including specimen Class A Warrant certificate) (incorporated by reference to Post-Effective Amendment No. 2 to our Registration Statement on Form S-3, filed on June 8, 2000 (File No. 333-03548)).

4.6

Amendment No. 2 to Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.1	1996 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
10.2	1996 Director Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on July 15, 1996 (File No. 333-3548)).
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 26, 1999 (File No. 0-20845)).
10.4	Amendment No. 1 to 1999 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.5	2000 Stock Option Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 18, 2000 (File No. 0-20845)).
10.6

Loan Agreement dated July 28, 1995, by and among Big Buck, William F. Rolinski, Dr. Blair A. Murphy, Walter Zaremba, Casimer I. Zaremba and Bank One (f/k/a NBD Bank) (incorporated by reference to our Registration Statement on Form SB-2, filed on July 15, 1996 (File No. 333-3548)).

10.7

Real Estate Purchase and Leaseback Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated July 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).

10.8

Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated July 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).

10.9

Amendment to Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated March 27, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

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
10.13

Amendment to Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated January 26, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.14	Common Stock Purchase Warrant issued by Big Buck to Michael G. Eyde, dated January 26, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).
10.15

Limited Partnership Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Big Buck, dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).

10.16

Shareholders’ Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Big Buck, dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).

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
10.23

Non-Exclusive Financing Agreement by and between Big Buck and Private Equity, LLC, dated July 1, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.24

Consulting Agreement by and between Big Buck and Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.25

Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.26

Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.27

Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.28

Common Stock Purchase Warrant issued by Big Buck to Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.29

Form of Subscription and Investment Representation Agreement for 10% Convertible Subordinated Promissory Note (including form of note) (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.30

Subscription and Investment Representation Agreement for 10% Convertible Secured Promissory Note executed by Wayne County Employees’ Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.31

10% Convertible Secured Promissory Note in the principal amount of $5,876,114.74, issued by Big Buck, Maker, to Wayne County Employees’ Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.32

Amended, Restated and Consolidated Convertible Note in the principal amount of $1,623,885.26, issued by Big Buck, Maker, to Wayne County Employees’ Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.33

Common Stock Purchase Warrant issued by Big Buck to Wayne County Employees’ Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on June 30, 2000 (File No. 0-20845)).

10.34

Promissory Note and Security Agreement by and between Big Buck and Buck & Bass, L.P., dated August 23, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).

10.35

Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne County Employees’ Retirement System, Payee, dated August 21, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).

10.36

First Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated August 21, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.37

Second Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated October 1, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.38

Third Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated February 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.39

Fourth Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated March 15, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.40

Fifth Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated March 20, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.41

Letter Agreement between Wayne County Employees’ Retirement System and Big Buck, dated February 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.42

Letter Agreement between Wayne County Employees’ Retirement System and Big Buck, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.43

Letter Agreement between Wayne County Employees’ Retirement System and Big Buck, dated April 3, 2001 (incorporated by reference to our Annual Report on Form 10-KSB/A, filed on July 13, 2001 (File No. 0-20845)).

10.44

Letter Agreement by and between Big Buck and Wayne County Employees’ Retirement System, dated October 1, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).

10.45

Letter Agreement between Wayne County Employees’ Retirement System and Big Buck, dated February 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.46

Promissory Note in the principal amount of $12,000.00, issued by Anthony P. Dombrowski, Maker, to Big Buck, Payee, dated July 18, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

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

10.55	Letter Agreement between Big Buck and Steven G. Balan, dated July 12, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
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

10.58

Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Thomas E. Zuhl, Payee, dated July 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.59	License Agreement between Up North Adventures, Inc. and Big Buck, dated July 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).
10.60

Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Pac Rim Associates, Inc., Payee, dated December 11, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.61

Promissory Note in the principal amount of $5,000,000.00, issued by Big Buck, Maker, to United Bank and Trust Company, Payee, dated March 15, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.62

Master Agreement for Program Management Services between Big Buck and Columbia Construction Services — Michigan, Inc., dated January 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.63

Possession Agreement between Big Buck and Opry Mills Limited Partnership, dated March 14, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.64

Settlement and Termination Agreement between Big Buck and Opry Mills Limited Partnership, dated March 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.65

Amendment No. 2 to Lease Agreement by and between Eyde Brothers Development Co., Landlord and Big Buck, Tenant, dated March 29, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

10.66

Letter Agreement by and between Big Buck and Wayne County Employees’ Retirement System, dated July 1, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845)).

16