Form 10QSB
period 2002-09-29
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2002-11-13
CIK 1009652

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

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

Yes  ☒   No  ☐.

As of November 12, 2002, the issuer had outstanding 862,011 shares of common stock and 2,550,000 Class A Warrants (exercisable for 364,285 shares of common stock).  All information concerning the issuer’s authorized, issued and outstanding common stock and all financial information presented on a per share basis reflects a one-for-seven reverse stock split effective as of the close of business on September 13, 2002.

i

PART I

ITEM 1                 Financial Statements

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Balance Sheets

	September 29, 2002	December 30, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,427,549	$96,453
Accounts receivable	26,159	237,187
Inventories	207,554	223,891
Prepaids and other	673,543	592,927
Total current assets	2,334,805	1,150,457

PROPERTY AND EQUIPMENT	22,433,175	22,926,270

OTHER ASSETS, net	651,187	803,881

	$25,419,167	$24,880,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$626,833	$1,925,998
Accrued expenses	1,246,382	1,099,017
Current maturities of long-term obligations	10,539,271	1,151,728
Total current liabilities	12,412,486	4,176,743

LONG-TERM OBLIGATIONS, less current maturities	9,079,088	15,084,690
Total liabilities	21,491,574	19,261,433

MINORITY INTEREST	457,185	466,143

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value, 10,000,000 shares authorized; 862,011 and 6,034,080 shares issued and outstanding, respectively	8,620	60,834
Additional paid-in capital	14,905,621	14,870,141
Accumulated deficit	(11,443,833)	(9,777,941)
Total shareholders’ equity	3,470,408	5,153,033
	$25,419,167	$24,880,609

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
REVENUE:
Restaurant sales	$4,175,807	$4,288,490	$12,546,630	$12,936,888
Wholesale and retail sales	41,326	84,150	109,046	230,971
Total revenue	4,217,133	4,372,640	12,655,676	13,167,859

COSTS AND EXPENSES:
Cost of sales	1,427,197	1,420,918	4,202,821	4,344,775
Restaurant salaries and benefits	1,095,167	1,108,273	3,259,271	3,499,137
Operating expenses	983,626	973,976	2,867,333	2,728,947
Depreciation	339,640	349,509	1,000,790	989,637
Preopening expenses and store development costs	—	—	19,930	—
General and administrative expenses	434,332	415,265	1,373,426	1,322,112
Total costs and expenses	4,279,962	4,267,941	12,723,572	12,884,608

INCOME (LOSS) FROM OPERATIONS	(62,829)	104,699	(67,895)	283,251

OTHER EXPENSE:
Interest expense	(439,245)	(392,876)	(1,319,845)	(1,219,660)
Other expense/amortization of financing cost	(89,624)	(178,798)	(287,110)	(353,981)
Other expense, net	(528,869)	(571,674)	1,606,955)	(1,573,641)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(591,698)	(466,975)	(1,674,849)	(1,290,390)

INCOME TAX EXPENSE	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(591,698)	(466,975)	(1,674,849)	(1,290,390)

MINORITY INTEREST SHARE OF JOINT VENTURE LOSS (INCOME)	5,868	4,525	8,958	(546)

NET LOSS	$(585,830)	$(462,450)	$(1,665,892)	$(1,290,937)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.67)	$(0.54)	$(1.92)	$(1.58)

OUTSTANDING WEIGHTED AVERAGE SHARES	870,683	852,972	869,595	819,599

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 29, 2002	September 30, 2001
OPERATING ACTIVITIES:
Net loss	$(1,665,892)	$(1,290,937)
Adjustments to reconcile net loss to cash flows used in operating activities -
Depreciation and amortization	1,236,846	1,266,521
Minority interest’s share of joint venture income	(8,958)	546
Interest expense paid for with common stock	—	303,170
Consulting services paid for with common stock	—	23,698
Change in operating assets and liabilities:
Accounts receivable	211,028	340,596
Inventories	16,337	62,899
Prepaids and other	(80,616)	(237,865)
Accounts payable	(1,229,164)	(569,048)
Accrued expenses	147,365	(124,934)
Net cash used in operating activities	(1,443,054)	(225,353)

INVESTING ACTIVITIES:
Purchases of property and equipment	(473,710)	(615,218)
Leasehold improvements purchased with tenant allowance	—	(340,000)
Increase in other assets	(99,571)	(42,949)
Net cash used in investing activities	(573,281)	(998,167)

FINANCING ACTIVITIES:
Borrowings under long-term debt	5,500,000	1,096,000
Tenant Allowance	—	340,000
Payments on long-term debt and capital lease obligations	(2,118,060)	(198,447)
Proceeds from sale of common stock	2,621	10,000
Repurchase of common stock	(19,355)	—
Payment of deferred financing costs	(17,775)	—
Net cash provided by financing activities	3,347,431	1,247,553

INCREASE IN CASH	1,331,096	24,033

CASH, beginning of period	96,453	22,901

CASH, end of period	$1,427,549	$46,934

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$665,182	$916,490
Income taxes paid	—	—
NON-CASH TRANSACTIONS:
Issuance of common stock, stock options and warrants for property and services and interest and debt	$—	$486,860

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Condensed Notes to Financial Statements

September 29, 2002

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

The financial statements for the three and nine months ended September 29, 2002 include the results of operations for the joint venture described in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.

The unaudited balance sheet as of September 29, 2002, the unaudited statements of operations for the three and nine months ended September 29, 2002 and September 30, 2001, and the unaudited statements of cash flows for the nine months ended September 29, 2002 and September 30, 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 29, 2002.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 30, 2001 audited financial statements have been omitted from these interim financial statements except for the disclosures below.  It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.

ITEM 2        Management’s Discussion and Analysis or Plan of Operation

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this section under the caption “Cautionary Statement.”

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

Three and Nine Months Ended September 29, 2002 and September 30, 2001

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
REVENUE:
Restaurant sales	99.0%	98.1%	99.1%	98.2%
Wholesale and retail sales	1.0	1.9	0.9	1.8

Total revenue	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of sales	33.8	32.5	33.2	33.0
Restaurant salaries and benefits	26.0	25.3	25.8	26.6
Operating expenses	23.3	22.3	22.7	20.7
Depreciation	8.1	8.0	7.9	7.5
Preopening expenses and store development costs	0.0	0.0	0.2	0.0
General and administrative expenses	10.3	9.5	10.9	10.0

Total costs and expenses	(101.5)	97.6	(100.5)	97.8

INCOME (LOSS) FROM OPERATIONS	(1.5)	2.4	(0.5)	2.2

OTHER EXPENSE:
Interest expense	(10.4)	(9.0)	(10.4)	(9.3)
Other expense/amortization of financing cost	(2.1)	(4.1)	(2.3)	(2.7)
Minority interest’s share of subsidiary’s loss (income)	0.1	0.1	0.1	0.0

NET LOSS	(13.9)%	(10.6)%	(13.2)%	(9.8)%

Results of Operations for the Three and Nine Months Ended September 29, 2002 and September 30, 2001

Revenues

Revenues decreased 3.6% to $4,217,133 in the third quarter of 2002 from $4,372,640 in the third quarter of 2001, and decreased 3.9% to $12,655,676 for the first nine months of 2002 from $13,167,859 for the first nine months of 2001.  The decreases were mainly due to a weak economy and a decline in tourism following the events of September 11, 2001.  We believe that an improved economy will increase revenues at our existing units.

Cost of Sales

Cost of sales, which consists of food, merchandise and brewing supplies, increased 0.4% to $1,427,197 in the third quarter of 2002 compared to $1,420,918 in the third quarter of 2001, and decreased  3.3% to $4,202,821 for the first nine months of 2002 compared to $4,344,775 for the first nine months of

2001.  As a percentage of revenues, cost of sales increased to 33.8% in the third quarter of 2002 as compared to 32.5% in the third quarter of 2001, and increased to 33.2% for the first nine months of 2002 compared to 33.0% for the first nine months of 2001.  The increases as a percentage of revenues were primarily due to the purchase of a new bread product and the addition of vegetables to entrees.

Restaurant Salaries and Benefits

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers’ compensation insurance,  decreased 1.2% to $1,095,167 in the third quarter of 2002 compared to $1,108,273 in the third quarter of 2001, and decreased 6.9% to $3,259,271 for the first nine months of 2002 compared to $3,499,137 for the first nine months of 2001.  As a percentage of revenues, restaurant salaries and benefits increased to 26.0% in the third quarter of 2002 as compared to 25.3% in the third quarter of 2001, and decreased to 25.8% for the first nine months of 2002 compared to 26.6% for the first nine months of 2001.  The decrease for the first nine months was due to the implementation of lower staffing levels and more efficient scheduling.

Operating Expenses

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 1.0% to $983,626 in the third quarter of 2002 compared to $973,976 in the third quarter of 2001, and increased 6.6% to $2,867,333 for the first nine months of 2002 compared to $2,728,947 for the first nine months of 2001.  As a percentage of revenues, operating expenses increased to 23.3% in the third quarter of 2002 as compared to 22.3% in the third quarter 2001, and increased  to 22.7% for the first nine months of 2002 compared to 20.7% for the first nine months of 2001.  The increases were due primarily to increased expenditures for advertising intended to attract additional customers, including our participation in an entertainment card program, as well as our implementation of an enhanced food plan for employees designed to improve employee retention.  We anticipate increased advertising expenses in future periods, offset, in part, by the expiration of the entertainment card program.

Depreciation

Depreciation expenses decreased 2.8% to $339,640 in the third quarter of 2002 compared to $349,509 in the third quarter of 2001, and increased 1.1% to $1,000,790 for the first nine months of 2002 compared to $989,637 for the first nine months of 2001.  As a percentage of revenues, these expenses increased to 8.1% in the third quarter of 2002 from 8.0% in the third quarter of 2001, and increased to 7.9% for the first nine months of 2002 from  7.5% for the first nine months of 2001.  Our depreciation expenses change as we acquire new assets and as our assets become fully depreciated.

Preopening Expenses and Store Development Costs

Preopening expenses and store development costs consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs.  We incurred no preopening expenses and store development costs in the third quarter of 2002, the third quarter of 2001 or the first nine months of 2001.  We incurred preopening expenses and store development costs of $19,930 for the first nine months of 2002.

General and Administrative Expenses

General and administrative expenses increased 4.6% to $434,332 in the third quarter of 2002 compared to $415,265 in the third quarter of 2001, and increased 3.9% to $1,373,426 for the first nine months of 2002 compared to $1,322,112 for the first nine months of 2001.  As a percentage of revenue, these expenses increased to 10.3% in the third quarter of 2002 as compared to 9.5% in the third quarter of 2001, and  increased to 10.9% for the first nine months of 2002 compared to 10.0% for the first nine months of 2001.  The changes in general and administrative expenses were primarily driven by increased consulting and professional fees.

Interest Expense

Interest expense increased 11.8% to $439,245 in the third quarter of 2002 compared to $392,876 in the third quarter of 2001, and increased 8.2% to $1,319,844 for the first nine months of 2002 compared to $1,219,660 for the first nine months of 2001.  As a percentage of revenues, interest expense increased to 10.4% in the third quarter of 2002 from 9.0% in the third quarter of 2001, and increased to 10.4% for the first nine months of 2002 compared to 9.3% for first nine months of 2001.  The increases reflected the interest paid on the loan we obtained from United Bank and Trust Company.

Other Income and Expense

Other income and expense includes miscellaneous income, amortization expense and amounts paid in settlement of legal proceedings.  Other expenses decreased to $89,624 in the third quarter of 2002 compared to $178,798 in the third quarter of 2001, and decreased to $287,110 for the first nine months of 2002 as compared to $353,981 for the first nine months of 2001.

Liquidity and Capital Resources

Overview

We used $1,443,054 in cash for operating activities during the first nine months of 2002, and used $225,353 in cash for operating activities during the first nine months of 2001.  We had a working capital deficit of $10,077,681 at September 29, 2002 and a working capital deficit of $3,026,286 at September 30, 2001.  The reclassification of our indebtedness to Wayne County Employees’ Retirement System (“WCERS”) from a long-term obligation to a short-term obligation was responsible for the increase in our working capital deficit, partially offset by the loan we obtained for $5,000,000 from United Bank and Trust Company during the first quarter of 2002.  During the first nine months of 2002, we spent $473,710 for fixed assets and repaid $2,118,060 in debt.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.  As of November 12, 2002, we had defaulted on $1,049,380 of principal and interest payments to WCERS, the holder of approximately $8,900,000 of our secured debt, and $550,000 of principal payments to certain holders of our convertible subordinated promissory notes.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of $585,830 for the third quarter of 2002 and $462,450 for the third quarter of 2001.  As of September 29, 2002, we had an accumulated deficit of $11,443,833.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 30, 2001 and December 31, 2000 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

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

Financing activities during the first nine months of 2002

In February 2002, we received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan.  In March 2002, we obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004.  The collateral of this loan is a $5,000,000 letter of credit from WCERS.  Of the proceeds of such loan, we have used:

•                                          $200,000 to terminate our lease of the Nashville site,

•                                          $500,000 to repay the advance from WCERS,

•                                          $1,000,000 to repay our indebtedness to Crestmark Bank,

•                                          $825,000 to settle the dispute between Buck & Bass and the general contractor of the Grapevine unit,

•                                          $380,000 to make principal and interest payments to United Bank and Trust Company,

•                                          $108,000 to pay Columbia Construction Services, an entity controlled by one of our directors, Mark Provenzano, for services rendered in connection with the Nashville site,

•                                          $163,000 to pay certain accounts payable,

•                                          $100,000 to pay property taxes, and

•                                          $217,000 for other working capital purposes.

Financing activities during the first nine months of 2001

In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003.  As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003.  On the same day, we also issued 46,200 shares of our common stock to WCERS in lieu of $327,610 in principal and/or interest otherwise payable to WCERS in February, March, April and May 2001.  In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000.  Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $10.3264 to $5.11 per share.  We repaid such note in full in March 2002.  Also in March 2001, we entered into two amendments with Michael G. Eyde, one of our shareholders and the holder of two of our subordinated promissory notes.  Pursuant to such agreements, we made his $100,000 non-convertible note convertible into shares of our common stock at a conversion price of $7.00, adjusted the conversion price of his $100,000 convertible note from $13.4316 to $7.00 and extended the maturity date of both notes until October 2001.  In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000.  Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $13.3875 to $5.11 per share.  In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000.  Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $10.3264 to $5.11 per share.  We subsequently agreed to a repayment schedule involving monthly payments of principal and interest on this note commencing November 1, 2001.  In July 2001, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount convertible subordinated promissory note to Thomas E. Zuhl, who became one of our directors in January 2002.  The note, which is convertible into 16,496 shares of common stock at a conversion price of $6.062 per share, matured in July 2002.  In December 2001, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount convertible promissory note to Pac Rim Associates, Inc.  Such entity is owned by Thomas E. Zuhl, who became one of our directors in January 2002.  The note, which is convertible into 27,793 shares of common stock at a conversion price of $3.598 per share, matures on December 11, 2002.  We used the funds provided by this subordinated debt financing for working capital purposes.

Additional financing is required for debt repayment

Without additional financing, our leveraged position and the requirements for payments to the holders of our secured and subordinated debt may require us to liquidate all or a portion of our assets.  We had a working capital deficit of $10,077,631 at September 29, 2002 and a working capital deficit of $3,026,286 at September 30, 2001.  As of November 12, 2002, we had outstanding (1) convertible secured debt aggregating $7,409,271, (2) non-convertible secured debt aggregating $5,979,610, and (3) convertible subordinated debt aggregating $718,000.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002 and $100,000 matured in July 2002.  We cannot assure you that we will be able to extend the maturity dates of those, or any other, notes.

Our outstanding debt must be repaid in full as follows:

Type of Debt	Principal Amount	Maturity Date
Convertible Secured Debt	$7,409,271	February 2003
Non-Convertible Secured Debt	$1,500,000	February 2003
Non-Convertible Secured Debt	$4,479,610	March 2004
Convertible Subordinated Debt	$100,000	November 2000
Convertible Subordinated Debt	$300,000	October 2001
Convertible Subordinated Debt	$50,000	January 2002
Convertible Subordinated Debt	$100,000	July 2002
Convertible Subordinated Debt	$68,000	*
Convertible Subordinated Debt	$100,000	December 2002

*                 We have agreed to make three additional monthly payments of $18,000 (commencing December 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

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

As of November 12, 2002, we had defaulted on $1,049,380 of principal and interest payments to WCERS.  Such amount represents:

•                                          $747,548 which became due and payable between September 2001 and November 2002 on the convertible secured promissory note with a principal balance of approximately $5.8 million,

•                                          $191,831 which became due and payable between November 2001 and November 2002 on the convertible secured promissory note with a principal balance of approximately $1.6 million, and

•                                          $110,000 which became due and payable between January 2002 and November 2002 on the non-convertible secured promissory note with a principal balance of approximately $1.5 million.

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

Liquidity plans

We are exploring the possible sale of our Grand Rapids unit.  If we enter into an agreement to sell such unit, we cannot assure you that we will be able to complete the sale, nor can we assure you that any completed sale would be on favorable or acceptable terms. Any such sale would also require the consent of the lessor of the Grand Rapids site.

We continue to explore licensing and franchising arrangements.  As previously noted, we are in discussions with several parties regarding the possible licensing of the Big Buck Brewery & Steakhouse concept in and outside the state of Michigan.  We have entered into a license agreement with Up North Adventures, an entity owned by one of our directors, Thomas E. Zuhl, pursuant to which we hope to introduce our concept to various Asian markets.  Our beers have already received awards for excellence at tradeshows in Japan.

We also seek to refinance our indebtedness to WCERS.  We hope to refinance such indebtedness at lower interest rates.  In the first quarter of 2002, WCERS engaged a consultant to evaluate restructuring our debt to WCERS.  In the second quarter of 2002, we engaged the same consultant to assist our management in the development of a going-forward business strategy.  Such assistance includes development of action items for critical financial and operational issues, analysis of immediate, near-term and long-term obstacles faced by our company, and assessment of strengths, weaknesses, opportunities and threats for the going-forward business plan.  In the third quarter of 2002, we continued to work with the consultant to achieve our goal of refinancing our indebtedness to WCERS.

We continue searching for ways of reducing our operating costs.  In addition, we have implemented new short-term and long-term marketing campaigns pursuant to which we hope to regain revenues lost due to the decrease in tourism following the events of September 11, 2001.  In October 2002, we entered into a one-year renewal of a contract with our marketing consultant in an effort to implement these marketing campaigns.

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

Cautionary Statement

Big Buck Brewery & Steakhouse, Inc., or persons acting on our behalf, or outside reviewers retained by us making statements on our behalf, or underwriters of our securities, from time to time, may make, in writing or orally, “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  This Cautionary Statement, when used in conjunction with an identified forward-looking statement, is for the purpose of qualifying for the “safe harbor” provisions of the Litigation Reform Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from such forward-looking statements.  These factors are in addition to any other cautionary statements, written or oral, which may be made, or referred to, in connection with any such forward-looking statement.

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

Overview

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $10.1 million at September 29, 2002, approximately $3.0 million at December 30, 2001 and approximately $3.5 million at December 31, 2000.  As of November 12, 2002, we had outstanding (1) convertible secured debt aggregating $7,409,271, (2) non-convertible secured debt aggregating $5,979,610, and (3) convertible subordinated debt aggregating $718,000.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002 and $100,000 matured in July 2002.  We cannot assure you that we will be able to extend the maturity dates of those, or any other, notes.

Our outstanding debt must be repaid in full as follows:

Type of Debt	Principal Amount	Maturity Date
Convertible Secured Debt	$7,409,271	February 2003
Non-Convertible Secured Debt	$1,500,000	February 2003
Non-Convertible Secured Debt	$4,479,610	March 2004
Convertible Subordinated Debt	$100,000	November 2000
Convertible Subordinated Debt	$300,000	October 2001
Convertible Subordinated Debt	$50,000	January 2002
Convertible Subordinated Debt	$100,000	July 2002
Convertible Subordinated Debt	$68,000	*
Convertible Subordinated Debt	$100,000	December 2002

*                 We have agreed to make three additional monthly payments of $18,000 (commencing December 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

To fund the maturity of the outstanding debt, we will be required to obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

Convertible Secured and Non-Convertible Secured Debt

As of November 12, 2002, we had defaulted on $1,049,380 of principal and interest payments to WCERS.  Such amount represents:

•                                          $747,548 which became due and payable between September 2001 and November 2002 on the convertible secured promissory note with a principal balance of approximately $5.8 million,

•                                          $191,831 which became due and payable between November 2001 and November 2002 on the convertible secured promissory note with a principal balance of approximately $1.6 million, and

•                                          $110,000 which became due and payable between January 2002 and November 2002 on the non-convertible secured promissory note with a principal balance of approximately $1.5 million.

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

In March 2002, we obtained a loan from United Bank and Trust Company for $5.0 million which matures in March 2004.  The collateral of this loan is a $5.0 million letter of credit from WCERS.  We cannot assure you that we will be able to repay our indebtedness to United Bank.

Convertible Subordinated Promissory Notes

To fund the maturity of the outstanding convertible subordinated promissory notes, we will be required to obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.  As of November 12, 2002, our outstanding convertible subordinated promissory notes had the following terms and conditions:

Principal Amount	Date of Issuance	Maturity Date	Shares Issuable Upon Conversion	Conversion Price
$100,000	10-08-99	10-07-01	9,523	$10.50
$68,000	10-11-99	*	13,307	$5.11
$100,000	11-17-99	11-01-00	5,890	$16.9764
$100,000	01-19-00	10-01-01	14,285	$7.00
$100,000	12-04-00	10-01-01	14,285	$7.00
$50,000	01-27-00	01-01-02	9,784	$5.11
$100,000	07-20-01	07-20-02	16,496	$6.062
$100,000	12-11-01	12-11-02	27,793	$3.598

*                 We have agreed to make three additional monthly payments of $18,000 (commencing December 1, 2002) and one monthly payment of $14,000 (on March 1, 2003) to repay this note in full.

We have incurred losses and we expect to incur substantial future losses.  This may prevent us from raising capital and continuing operations.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $1,665,892 million for the nine months ended September 29, 2002, approximately $2.2 million for the fiscal year ended December 30, 2001, and approximately $3.2 million for the fiscal year ended December 31, 2000.  As of September 29, 2002, we had an accumulated deficit of $11.4 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 30, 2001 and December 31, 2000 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

If we are unable to obtain additional capital or secure refinancing when required, we may be required to scale back our operations or cease our operations.

If additional capital does not become available to us when required, we may be required to scale back our operations or cease our operations.  We cannot assure you that we will be able to secure additional financing or refinancing when required.  If we are able to obtain financing or refinancing, we cannot assure you that it will be on favorable or acceptable terms.  To obtain additional financing, we anticipate that we will be required to sell additional debt or equity securities.  New investors may seek and obtain substantially better terms than those available in connection with open market purchases and our issuance of securities in the future may result in substantial dilution.  To obtain refinancing, we may be required to agree to certain negative covenants with which we may be unable to comply.

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

Future revenues and profits, if any, will depend upon various factors, including:

•                                          the quality of restaurant and brewery operations,

•                                          the acceptance of our food and beer, and

•                                          general economic conditions.

We cannot assure you that we will ever operate profitably.

You may have difficulty reselling your securities.

Our securities are subject to certain rules of the SEC relating to “penny stocks.”  Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market.  In addition, trading in our securities is conducted in the over-the-counter market on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements.  Selling our securities may be difficult because of the quantity of securities that may be bought and sold, the possibility that transactions may be delayed, and the low level of security analyst and news media coverage given to over-the-counter stocks.  These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

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

Pursuant to a commercial sublease agreement, Buck & Bass leases the Grapevine site from Bass Pro over a 15-year term.  Buck & Bass is obligated to pay annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year; provided, however, that the minimum annual base rent is $385,000.  Bass Pro may terminate the sublease in the event of a default which is not cured within the applicable grace period.  In March 2000, we agreed with Bass Pro in writing to revise the definition of default under the sublease.  As amended, the sublease provides that a default includes, but is not limited to:

•                                          the failure of Buck & Bass to remain open during all business days,

•                                          the failure of Buck & Bass to maintain on duty a fully trained service staff,

•                                          the failure of Buck & Bass to provide high quality food of the type provided at our Gaylord unit,

•                                          the failure of Buck & Bass to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million,

•                                          Buck & Bass encumbering in any manner any interest in the subleased premises, or

•                                          the failure of Buck & Bass to conduct full and complete customer surveys no less frequently than each calendar quarter.

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

In April 1997, we sold the Grand Rapids site, including all improvements thereto, to an entity owned by one of our shareholders, Eyde Brothers Development Co., pursuant to a real estate purchase and leaseback agreement for $1.4 million.  Pursuant to a separate lease agreement, we lease the Grand Rapids site at a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 over a ten-year term.  The lease may be extended at our option for up to two additional five-year terms.  In addition to the annual base rent, the lease, as amended in March 2000, provides that we are obligated to pay annual percentage rent in the amount of 5% on gross sales at the site in excess of $1.5 million per year.  Annual gross sales did not exceed $1.5 million for the lease year ended April 2001 or the lease year ended April 2002.

In August 1997, we entered into a real estate purchase and leaseback agreement providing for the sale of the Auburn Hills site to one of our shareholders, Michael G. Eyde, for $4.0 million.  In connection with this transaction, we granted a five-year stock option, exercisable at $35.00 per share, for 7,142 shares of our common stock to Mr. Eyde.  We lease the Auburn Hills site pursuant to a separate lease agreement which provides for a minimum annual base rent of $400,000, and a maximum annual base rent of $550,000, over a 25-year term.  The lease may be extended at our option for up to two additional ten-year terms.  In addition to the annual base rent, we are obligated to pay annual percentage rent of 5.25% of gross sales at the site in excess of $8.0 million per year.  Annual gross sales did not exceed $8.0 million for the fourth or fifth years of the lease term.

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

The Grand Rapids and Auburn Hills lessors may terminate in the event of a default which is not cured within the applicable grace period.  A default is defined as:

•                                          our failure to make a rental payment within 30 days after receipt of written notice that a payment is past due, or

•                                          our failure to perform our obligations under the lease, other than rent payments, within 30 days after written notice of a curable violation;

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

Because annual gross sales at the Grand Rapids site did not exceed $1.5 million for the lease year ended April 2001 or the lease year ended April 2002, the lessor of the Grand Rapids site obtained the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.  In March 2002, the lessor waived its right to require repurchase based upon annual gross sales for the lease years ended April 2001 and April 2002.  The lessor of the Grand Rapids site has the option to require us to repurchase such site after the seventh full lease year for the same price.  We also have the option to purchase the Grand Rapids site from the lessor after the seventh full lease year for the same price.

Because annual gross sales at the Auburn Hills site did not exceed $8.0 million for the fourth or fifth years of the lease term, the lessor of the Auburn Hills site obtained the right to require us to repurchase such site for $4.0 million, plus $200,000 for each lease year on a pro rata basis.  We also have the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

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

We may be unable to compete with larger, better-established restaurant competitors.

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

We may face liability under dram-shop laws.

We are subject to “dram-shop” laws in Michigan and Texas.  These laws generally provide someone injured by an intoxicated person the right to recover damages from the establishment that wrongfully served alcoholic beverages to such person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  However, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on our business, operating results, cash flows and financial condition.

We must pay federal and state excise taxes on our beer; we may be unable to retain the credits that help us to offset part of such taxes.

The federal government imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States.  However, each brewer with production under 2,000,000 barrels per year is granted a small brewer’s excise tax credit in the amount of $11.00 per barrel on its first 60,000 barrels produced annually.  We cannot assure you that the federal government will not reduce or eliminate this credit.  Michigan imposes an excise tax of $6.30 per barrel on each barrel of beer sold in Michigan.  However, each brewer that is a “brewpub” under Michigan law and manufactures less than 50,000 barrels per year is granted a brewer’s excise tax credit in the amount of $2.00 per barrel.  Buck & Bass is subject to excise taxes under

Texas law.  Excise taxes in Texas are $6.138 per barrel for ale and malt liquor, and $6.00 per barrel for beer.  However, Texas grants a 25% tax exemption for manufacturers of beer whose annual production in Texas does not exceed 75,000 barrels of beer per year.  As a result, Buck & Bass faces an effective excise tax of $4.50 per barrel for beer.  If our beer production exceeds the foregoing credit thresholds, our average excise tax rate would increase.

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

As of June 30, 2002, our officers and directors beneficially owned approximately 53.9% of our outstanding common stock.  Accordingly, such persons can:

•                                          exert substantial influence over the composition of our board of directors,

•                                          generally direct our affairs, and

•                                          may have the power to control the outcome of shareholder approvals of business acquisitions, mergers and combinations and other actions.

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

The market price of our common stock has been subject to significant fluctuations in response to numerous factors, including:

•                                          variations in our annual or quarterly financial results or those of our competitors,

•                                          changes by financial research analysts in their estimates of our earnings or those of our competitors,

•                                          conditions in the economy in general or in the brewing industry in particular,

•                                          unfavorable publicity, and

•                                          changes in applicable laws and regulations, or judicial or administrative interpretations thereof, affecting us or the brewing industry.

We cannot assure purchasers of our securities that they will be able to sell such securities at or above the prices at which they were purchased.

The sale of additional securities may be dilutive to existing security holders.

We had 862,011 shares of common stock outstanding as of November 12, 2002.  On that date, we also had warrants, stock options, convertible debt and other rights outstanding to purchase an additional 1,222,679 shares of common stock, exercisable at prices ranging from $1.33 to $56.00 per share.  We have also registered certain shares of our common stock for resale on the public market.  The sale of such shares, and the sale of additional shares which may become eligible for sale in the public market from time to time upon the exercise of warrants, stock options, convertible debt and other rights, may be dilutive to existing security holders and could have the effect of depressing the market price of our securities.

ITEM 3                                            Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Within the 90-day period prior to the filing date of this periodic report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

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

On August 13, 2002, we settled the lawsuit and arbitration proceeding initiated by Knoebel.  Pursuant to a mutual release and settlement agreement, Knoebel terminated the lawsuit and the arbitration proceeding and Big Buck paid Knoebel $825,000 on behalf of Buck & Bass.  Big Buck funded the settlement by using a portion of the proceeds of the loan it received in the first quarter of 2002 from United Bank and Trust Company.

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

ITEM 2                                            Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3                                            Defaults upon Senior Securities

As of November 12, 2002, we had defaulted on $1,049,380 of principal and interest payments to WCERS.  Such amount represents:

•                                $747,548 which became due and payable between September 2001 and November 2002 on the convertible secured promissory note with a principal balance of approximately $5.8 million,

•                                $191,831 which became due and payable between November 2001 and November 2002 on the convertible secured promissory note with a principal balance of approximately $1.6 million, and

•                                $110,000 which became due and payable between January 2002 and November 2002 on the non-convertible secured promissory note with a principal balance of approximately $1.5 million.

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

ITEM 4                                            Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders was held on August 30, 2002.  Three proposals were submitted for shareholder approval, all of which passed with voting results as follows:

(1)                        To elect eight directors for the ensuing year and until their successors shall be elected and duly qualified.

	FOR	WITHHOLD AUTHORITY
William F. Rolinski	4,345,407	1,700,073
Jonathon D. Ahlbrand	4,353,957	1,700,523
Matthew P. Cullen	4,353,707	1,691,773
Richard A. Noelke	4,342,732	1,702,748
Mark S. Provenzano	4,344,603	1,700,877
Henry T. Siwecki	4,338,036	1,708,407
Ronald Yee	4,338,036	1,707,444
Thomas E. Zuhl	4,348,282	1,697,198

(2)                        To consider and vote upon a restatement of our Restated Articles of Incorporation for the purpose of effecting a possible stock combination (reverse stock split) pursuant to which our outstanding shares of common stock would be exchanged for new shares of common stock in an exchange ratio of one newly issued share for every seven outstanding shares, while maintaining 15,000,000 authorized shares, consisting of 10,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share.

FOR	AGAINST
4,281,537	151,731

ABSTAIN	NON-VOTE
11,765	0

(3)                        To ratify the appointment of Plante & Moran, LLP as our independent auditors for the fiscal year ending December 29, 2002.

FOR	AGAINST
4,370,157	40,886

ABSTAIN	NON-VOTE
33,990	0

ITEM 5                                            Other Information

Not applicable.

ITEM 6	Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

On August 16, 2002, the registrant filed a Current Report on Form 8-K relating to (1) its receipt of a Nasdaq Staff Determination indicating that it fails to comply with the $1.00 minimum bid price requirement for continued listing and (2) its settlement of the lawsuit and arbitration proceeding initiated by Knoebel Construction, Inc.  On September 3, 2002, the registrant filed a Current Report on Form 8-K disclosing the record date for the one-for-seven reverse stock split approved by the registrant’s shareholders.  The registrant filed no other Current Reports on Form 8-K during the third quarter of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: November 13, 2002	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
Chief Financial Officer and Treasurer

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, William F. Rolinski, President and Chief Executive Officer of Big Buck Brewery & Steakhouse, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Big Buck Brewery & Steakhouse, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By	/s/ William F. Rolinski
William F. Rolinski
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Anthony P. Dombrowski, Chief Financial Officer of Big Buck Brewery & Steakhouse, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Big Buck Brewery & Steakhouse, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Big Buck Brewery & Steakhouse, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended September 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William F. Rolinski, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 13, 2002	By	/s/ William F. Rolinski
William F. Rolinski
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Big Buck Brewery & Steakhouse, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended September 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony P. Dombrowski, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 13, 2002	By	/s/ Anthony P. Dombrowksi
Anthony P. Dombrowski
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation.
3.2	Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form SB-2, filed on July 15, 1996 (File No. 333-3548)).
4.1	See Exhibit 3.1.
4.2	See Exhibit 3.2.
4.3	Specimen common stock certificate.
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

4.6

Amendment No. 2 to Warrant Agreement with Wells Fargo Bank Minnesota, National Association (f/k/a Norwest Bank Minnesota, National Association) (incorporated by reference to our Annual Report on Form 10-KSB, filed on July 1, 2002 (File No. 0-20845))