Form 10KSB
period 2002-12-29
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2003-03-31
CIK 1009652

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20845

BIG BUCK BREWERY & STEAKHOUSE, INC.

(Name of Small Business Issuer in Its Charter)

Michigan	38-3196031
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 South Wisconsin Street, Gaylord, Michigan 49734
(Address of Principal Executive Offices, including Zip Code)

(989) 731-0401
(Issuer’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock ($0.01 par value)

(Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $16,391,465.

The aggregate market value of the common equity held by non-affiliates of the issuer as of March 12, 2003, was approximately $154,731.

As of March 12, 2003, the issuer had outstanding 861,997 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Management’s Discussion and Analysis or Plan of Operation — Cautionary Statement.”

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

PART I

ITEM 1                   DESCRIPTION OF BUSINESS

Overview

We develop and operate restaurant-brewpubs under the name “Big Buck Brewery & SteakhouseSM.”  We currently operate one unit in each of the following cities in Michigan: Gaylord, Grand Rapids and Auburn Hills.  In addition, we opened a fourth unit in Grapevine, Texas, a suburb of Dallas, in August 2000.  This unit is owned and operated by Buck & Bass, L.P. pursuant to our joint venture agreement with Bass Pro Outdoor World, L.L.C., a premier retailer of outdoor sports equipment.

We had planned, subject to obtaining adequate financing, to open our next unit in Nashville, Tennessee.  In March 2002, following the recommendation of the landlord and after careful consideration of the marketplace and our limited capital resources, we determined to discontinue our plans to open this unit.  For the foreseeable future, we plan to focus on the following objectives:

•              refinancing existing indebtedness,

•              continued implementation of cost controls, and

•              exploration of licensing and franchising opportunities.

On September 13, 2002, we effected a stock combination (reverse stock split) pursuant to which our outstanding shares of common stock were exchanged for new shares of common stock in an exchange ratio of one newly issued share for every seven outstanding shares, while maintaining 15 million authorized shares, consisting of 10 million shares of common stock and 5 million shares of preferred stock.  Share and per share data, except for par, for all periods presented have been restated to reflect the reverse stock split.

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

Design and Layout.  Big Buck Brewery & Steakhouses feature large, open and visually stimulating dining areas, highlighted by gleaming stainless steel and copper brewing equipment.  Each unit’s interior follows the same motif with a warm, cozy atmosphere utilizing soft lighting and Amish furniture.  The menu and beer styles are the same at each existing unit.

•                                          The Gaylord unit features a 4,000 square foot dining area and a 1,600 square foot bar area, with combined seating capacity of approximately 420.  It is decorated with a rustic wood-finished interior, mounted deer racks, 36-foot high vaulted ceilings and warm lighting.  The specially commissioned Amish hand-carved wooden furniture and overhead genuine Tennessee whisky barrel lighting fixtures add character to the building’s decor.  The layout is flexible, permitting tables to be rearranged to accommodate customer demand.  A wall of television sets, including a ten-foot screen television set, adjacent to the bar area provides customers the opportunity to watch sporting and other special events.  The friendly and attentive staff, on-site brewing, summertime outdoor seating and live music are designed to create an appealing atmosphere for lunch, dinner and bar customers.

•                                            The Grand Rapids unit’s seating capacity is approximately 250 in the restaurant and bar combined.  The brewing and fermenting tanks of this unit front directly on 28th Street, a well-traveled street.

•                                          The Auburn Hills unit, which houses a 15-barrel brewing system, encompasses approximately 26,700 square feet including brewery, bar and restaurant, with a total seating capacity of approximately 650.  This unit is accessible to Detroit metro area residents.

•                                          The Grapevine unit, which is located between Bass Pro Outdoor World, a premier retailer of outdoor sports equipment, and Embassy Suites Outdoor World Hotel and Convention Center on Bass Pro Drive, encompasses approximately 20,500 square feet including brewery, bar and restaurant.  This unit has a total seating capacity of approximately 500 and is accessible to Dallas/Fort Worth metro area residents.

Menu and Pricing.  The menu at each unit consists of appetizers, soups, meal-sized salads, and entrees, including steaks, ribs, chicken, fish, pastas as well as a variety of desserts.  Management analyzes menu items for popularity, profitability and ease of preparation.  The menu items are selected to complement our craft brewed beers.  The menu is designed to offer a broad range of prices that convey value to the customer.  Entrees range in price from $9.99 to $28.00 with an average entree price of $15.00.  During 2002, sales of alcohol, including beer and wine, accounted for 17.7%, 18.9%, 22.1% and 22.7% of the Gaylord, Grand Rapids, Auburn Hills and Grapevine unit sales, respectively.

Customers.  We believe our restaurants appeal to a wide range of customers and draw clientele from throughout the region in which they are located.  Increased customer loyalty to our beers results in repeat business.

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

Sales and Marketing

We advertise primary through four-walls marketing, including the use of table tents, in-house promotions and other events to build customer loyalty.  We strive to provide our customers with a dining experience that will encourage repeat business and promote “word-of-mouth” advertising.  To supplement our service-oriented marketing efforts, we sell merchandise, including hats, t-shirts, sweatshirts and other items bearing the Big Buck Brewery & Steakhouse name and logo.  During 2002, we incurred approximately $156,029 in marketing expenses.

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

Brewing industry competitors.  The domestic beer market is highly competitive due to:

•                                          the enormous advertising and marketing expenditures by national and major regional brewers,

•                                          the proliferation of craft breweries and brewpubs,

•                                          the introduction of fuller-flavored products by certain major national brewers, and

•                                          a general surplus of domestic brewing capacity, which facilitates existing contract brewer expansion and the entry of new contract brewers.

We cannot assure you that demand for craft brewed beers will continue.  Most of our brewing competitors possess greater financial, marketing, personnel and other resources than we do.  We cannot assure you that we will be able to succeed against such competition.

Government Regulation

Beer Regulation.  A significant percentage of our revenue is derived from beer sales.  Total sales of alcohol, including beer, wine and hard liquor, accounted for 21.1% of our revenues during 2002.  We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as the licensing requirements of states and municipalities where our units are located.  Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling beer.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.  We believe we are operating in substantial compliance with applicable laws and regulations governing our operations.

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

State Liquor Laws.  We are licensed under Michigan law as a “brewpub.”  A brewpub in Michigan is (1) limited to a combined annual production of not more than 5,000 barrels, (2) limited to no more than three units in Michigan, and (3) prohibited from selling beer on a wholesale basis.  Buck & Bass is licensed under Texas law as a “brewpub.”  A brewpub in Texas is limited to the production of not more than 5,000 barrels of malt liquor, ale, and beer for each licensed brewpub established, operated, or maintained in Texas by the holder of the brewpub license.  Brewpubs in Michigan and Texas are also licensed to sell hard liquor with appropriate licensing.  Applicable legislation, regulations or administrative interpretations of liquor laws may hinder our operations or increase our operating costs.

Excise Taxes.  The federal government currently imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States.  However, each brewer with production of not more than 2,000,000 barrels per year is taxed only $7.00 per barrel on the first 60,000 barrels produced annually.  We cannot assure you that the federal government will not reduce or eliminate this small brewer rate reduction.  Michigan imposes an excise tax of $6.30 per barrel on each barrel of beer manufactured or sold in Michigan.  However, each brewer that manufactures less than 50,000 barrels per year is granted a brewer’s excise tax credit in the amount of $2.00 per barrel for the first 30,000 barrels.  Buck & Bass is subject to excise taxes under Texas law.  Excise taxes in Texas are $6.138 per barrel for ale and malt liquor, and $6.00 per barrel for beer.  However, Texas grants a 25% tax exemption for manufacturers of beer whose annual production in Texas does not exceed 75,000 barrels of beer per year.  As a result, Buck & Bass faces an effective excise tax of $4.50 per barrel for beer.  If our beer production exceeds the foregoing credit thresholds, our average excise tax rate would increase.

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

Employees

At December 29, 2002, we employed 376 persons at our units, including approximately 111 full-time employees.  Of our total number of employees, 28 served as restaurant management personnel, 7 served in executive and corporate administrative capacities, and the remainder were hourly personnel.  No employee is covered by a collective bargaining agreement and we have never experienced an organized work stoppage, strike or labor dispute.  We consider relations with our employees to be satisfactory.

Trademarks and Service Marks

We own several trademarks, including BIG BUCK BREWERY & STEAKHOUSE® and BIG BUCK BEER®.  Trademark rights generally continue indefinitely, so long as the marks remain in use and periodic filings are made and fees paid.  We regard our marks as having substantial value and as being an important factor in the marketing of our restaurants and beer.  Our policy is to pursue registration of our marks and to oppose vigorously any infringement of our marks.

ITEM 2                   DESCRIPTION OF PROPERTY

Gaylord

We own the Gaylord unit, including the real property on which it is located.  See “Description of Business — Restaurant Operations” for a description of the Gaylord unit.

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

If annual gross sales do not exceed $1.5 million for any lease year, the lessor will obtain the right to require us to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.  In March 2002, the lessor waived its right to require repurchase based upon insufficient annual gross sales for the lease years ended April 2001 and April 2002.  We do not expect annual gross sales to exceed $1.5 million for the lease year ended April 2003.  Independent of annual gross sales, the lessor has the option to require us to repurchase such site after the seventh full lease year for the same price.  We also have the option to purchase the Grand Rapids site from the lessor after the seventh full lease year for the same price.  If the lessor requires us to repurchase the site, we would be forced to repurchase it at a premium over its sale price.  We cannot assure you that we will have sufficient funds to repurchase the site.  If we are required to repurchase the site and cannot do so, it would have a material adverse impact on our business, operating results, cash flows and financial condition.

During 2002, we paid annual rent of $17 per square foot at the Grand Rapids unit.

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

Because annual gross sales did not exceed $8.0 million for the fourth and fifth years of the lease term, the lessor obtained the right to require us to repurchase the Auburn Hills site for $4.0 million, plus $200,000 for each lease year on a pro rata basis.  We also have the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.  If the lessor requires us to repurchase the site, we would be forced to repurchase it at a premium over its sale price.  We cannot assure you that we will have sufficient funds to repurchase the site.  If we are required to repurchase the site and cannot do so, it would have a material adverse impact on our business, operating results, cash flows and financial condition.

During 2002, we paid annual rent of $15.40 per square foot at the Auburn Hills unit.

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

Pursuant to a commercial sublease agreement, Buck & Bass leases the Grapevine site from Bass Pro over a 15-year term.  Buck & Bass may extend the sublease for up to seven additional five-year terms.  Buck & Bass is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year; provided, however, that the minimum annual base rent is $385,000.  The minimum annual base rent is required whether the Grapevine unit is profitable or not.  If Buck & Bass is required to pay in excess of the minimum annual base rent, the funds available to us for other purposes will be reduced.  During 2002, Buck & Bass paid annual rent of $19.25 per square foot at the Grapevine unit (when the second story bar area of such unit is included in the total square footage).

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

The failure of Buck & Bass to achieve the required gross sales, the existence in the past of encumbrances upon the subleased premises and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term.  Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit.  The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

Liens and Insurance on Properties

As of March 21, 2003, we owed Wayne County Employees’ Retirement System (“WCERS”) approximately $10.2 million.  A first priority lien in favor of WCERS on all of our assets, including the Gaylord unit, our leasehold interest in the Auburn Hills unit, our leasehold interest in the Grand Rapids unit, our limited partnership interest in Buck & Bass, L.P. and all of our other assets, now or hereafter acquired, secures this indebtedness.

In the opinion of management, our properties are adequately covered by insurance.

ITEM 3                   LEGAL PROCEEDINGS

We were not a party to any material litigation as of March 21, 2003.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 21, 2003.  Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.

Name	Age	Position with Big Buck
Anthony P. Dombrowski	42	President, Chief Executive Officer,
		Chief Financial Officer and Treasurer
Timothy J. Pugh	43	Chief Operating Officer

Anthony P. Dombrowski became the President and Chief Executive Officer of our company in March 2003.  Mr. Dombrowski has also served as the Chief Financial Officer and Treasurer of our company since May 1996.  He acted as a consultant to our company, in the capacity of Chief Financial Officer, from January 1996 to May 1996.  From February 1995 to May 1996, Mr. Dombrowski operated his own financial and consulting business.  From May 1989 to January 1995, Mr. Dombrowski was the Chief Financial Officer of Ward Lake Energy, Inc., an independent producer of natural gas in Michigan.  Mr. Dombrowski began his career with Price Waterhouse LLP in 1982.

Timothy J. Pugh became our Executive Vice President of Operations in December 2000.  He was promoted to Chief Operating Officer in May 2002.  From November 1998 to November 2000, he was a franchisee partner of Damon’s International, a full-service chain of over 100 casual dining restaurants, in Kalamazoo, Michigan.  From April 1996 to October 1998, he was a regional manager at Damon’s International.  From October 1993 to April 1996, he was a general manager at Damon’s International.  From April 1991 to October 1993, he managed the Houston’s restaurant in Dallas, Texas, and the Houston’s restaurant in Memphis, Tennessee.

PART II

ITEM 5                                                        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on The Nasdaq SmallCap Market from the completion of our initial public offering in June 1996 through the open of business on October 7, 2002, when it was delisted from The Nasdaq SmallCap Market.  Since that time, our common stock has traded on the OTC Bulletin Board under the symbol “BBUC.”  The following table sets forth the approximate high and low bid prices for our common stock for the periods indicated as reported by The Nasdaq SmallCap Market and the OTC Bulletin Board.  Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
2001
First Quarter	$10.50	$5.03
Second Quarter	$7.91	$4.97
Third Quarter	$9.80	$5.25
Fourth Quarter	$6.93	$2.66

2002
First Quarter	$3.50	$1.05
Second Quarter	$2.94	$1.05
Third Quarter	$2.37	$0.75
Fourth Quarter	$0.90	$0.21

As of March 7, 2003, we had 134 shareholders of record.  As of July 31, 2002, the date of our last broker search, we had 1,982 beneficial owners.

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

Sales of Unregistered Securities during the Fourth Quarter of 2002

Not applicable.

ITEM 6                   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We had planned, subject to obtaining adequate financing, to open our next unit in Nashville, Tennessee.  In March 2002, following the recommendation of the landlord and after careful consideration of the marketplace and our limited capital resources, we determined to discontinue our plans to open this unit.  For the foreseeable future, we plan to focus on the following objectives:

•              refinancing existing indebtedness,

•              continued implementation of cost controls, and

•              exploration of licensing and franchising opportunities.

Our future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions.

We use a 52-/53-week fiscal year ending on the Sunday nearest December 31.  All references herein to “2002” and “2001” represent the 52-week fiscal years ended December 29, 2002 and December 30, 2001, respectively.

Results of Operations

Our operating results, expressed as a percentage of total revenue, were as follows:

	For the years ended
	December 29, 2002	December 30, 2001

REVENUE
Restaurant sales	99.1%	98.4%
Wholesale and retail sales	0.9	1.6
Total revenue	100.0	100.0

COSTS AND EXPENSES:
Cost of sales	33.1	33.0
Restaurant salaries and benefits	25.9	26.3
Operating expenses	23.2	21.1
Depreciation	8.2	7.6
Preopening expenses and store development costs	—	2.0
General and administrative expenses	11.8	10.2
Impairment loss	4.9	—
Total costs and expenses	107.1	100.2

LOSS FROM OPERATIONS	(7.1)	(0.2)

OTHER INCOME (EXPENSE):
Interest expense	(12.2)	(9.5)
Interest income	—	—
Other	(2.8)	(2.9)
Minority interest share of joint venture	0.1	—
Other income (expense), net	(14.9)	(12.4)

NET LOSS	(22.0)%	(12.6)%

Results of Operations for the Fiscal Years Ended December 29, 2002 and December 30, 2001

Revenues

Revenues decreased 6.3% to $16,391,465 in 2002 from $17,487,957 in 2001.  The decrease was mainly due to a weak economy and the lack of a sustained marketing program.  We believe that increased spending on marketing, including the use of a sustained, professionally managed marketing program, will increase revenues at our existing units.

Costs of Sales

Cost of sales, which consists of food, merchandise and brewery supplies, decreased 5.7% to $5,436,563 in 2002 compared to $5,763,345 in 2001.  The decrease was primarily due to lower sales volume.  As a percentage of revenues, costs of sales increased to 33.1% in 2002 from 33.0% in 2001.  The percentage increase was due to an increase in produce and meat cost.

Restaurant Salaries and Benefits

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers’ compensation insurance, decreased 7.6% to $4,242,593 in 2002 compared to $4,591,917 in 2001.  As a percentage of revenues, restaurant salaries and benefits decreased to 25.9% in 2002 compared to 26.3% in 2001.  The decreases were due to improved labor controls and budgeting.

Operating Expenses

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 2.9% to $3,801,965 in 2002 compared to $3,694,304 in 2001.  As a percentage of revenues, operating expenses increased to 23.2% in 2002 compared to 21.1% in 2001.  The increases were due to increases in employee food expense, repair and maintenance cost and promotion and marketing expense.

Preopening Expenses and Store Development Costs

Preopening expenses and store development costs consist of expenses incurred prior to an opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs.  We had no preopening expenses and store development costs in 2002.  The preopening expenses and store development costs of $354,923 for 2001 related to the development costs incurred in connection with the abandoned plans to open a unit in Nashville.

General and Administrative Expenses

General and administrative expenses increased 8% to $1,928,306 in 2002 compared to $1,785,886 in 2001.  The increase reflected an increase in professional fees related to the legal proceedings involving the Nashville site and the Grapevine unit and the delisting of our securities from The Nasdaq SmallCap Market.  As a percentage of revenue, these expenses increased to 11.8% in 2002 compared to 10.2% in 2001.

Depreciation

Depreciation expenses increased 0.1% to $1,340,430 in 2002 compared to $1,338,650 in 2001.  As a percentage of revenues, these expenses increased to 8.2% in 2002 from 7.6% in 2001.  The increase was the result of lower sales volume.

Impairment Loss

Impairment loss increased to $800,000 in 2002 compared to $0 in 2001.  The increase reflected the recording of asset impairment charges of $800,000 to write-down the building and improvements of the Grand Rapids unit.

Interest Expense

Interest expense increased $350,116 to $2,008,525 in 2002 compared to $1,658,409 in 2001.  The increase reflected the purchase price premium on the Grand Rapids unit due to the possible need to repurchase such unit based upon annual gross sales for the lease year ended April 2003.  As a percentage of revenues, interest expense increased to 12.2% in 2002 from 9.5% in 2001.

Other Income and Expense

Other income and expense includes miscellaneous income and amortization expense.  Other expenses were $461,298 in 2002 compared to $501,086 in 2001.

Liquidity and Capital Resources

Overview

We have not made any required debt service payments to Wayne County Employees’ Retirement System (“WCERS”) since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of March 21, 2003, we had defaulted on $10,235,392 of principal and interest payments to WCERS and $650,000 of principal payments to holders of our convertible subordinated promissory notes.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

We used $1,169,458 and $431,899 in cash for operating activities during 2002 and 2001, respectively.  We had working capital deficits of approximately $16.4 million at December 29, 2002 and approximately $3.0 million at December 30, 2001.  The reclassification of our indebtedness to WCERS from a long-term obligation to a short-term obligation was primarily responsible for the increase in our working capital deficit, partially offset by the loan we obtained for $5.0 million from United Bank and Trust Company during the first quarter of 2002.  During 2002, we spent $479,983 in new equipment for existing units and project management fees.  At the direction of WCERS, we have been making interest and principal payments to United Bank and Trust Company.  We have been making interest only payments to most of the holders of our convertible subordinated promissory notes.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $3.6 million for the fiscal year ended December 29, 2002, and approximately $2.2 million for the fiscal year ended December 30, 2001.  As of December 29, 2002, we had an accumulated deficit of $13.4 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.  In addition, our securities were delisted from The Nasdaq SmallCap Market on October 7, 2002, which may adversely affect our ability to raise capital.

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

Financing activities in 2002

In February 2002, we received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan.  In March 2002, we obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004.  The collateral of this loan is a $5,000,000 letter of credit from WCERS.  Of the proceeds of such loan, we had used approximately $3,940,000 through March 21, 2003 for the following purposes:

•                                          $200,000 to terminate our lease of the Nashville site,

•                                          $500,000 to repay the advance from WCERS,

•                                          $1,000,000 to repay our indebtedness to Crestmark Bank,

•                                          $825,000 to settle the dispute between Buck & Bass and the general contractor of the Grapevine unit,

•                                          $380,000 to make principal and interest payments to United Bank and Trust Company,

•                                          $108,000 to pay Columbia Construction Services, an entity controlled by one of our directors, Mark S. Provenzano, for services rendered in connection with the Nashville site,

•                                          $163,000 to pay certain accounts payable,

•                                          $273,000 to pay property taxes, and

•                                          $491,000 for other working capital purposes.

Financing activities during 2001

In February 2001, we agreed with WCERS to extend the maturity dates of certain promissory notes held by WCERS, with an aggregate principal amount of approximately $7,400,000, to February 2003.  As a consequence, each of our outstanding promissory notes held by WCERS has a maturity date of February 1, 2003.  On the same day, we also issued 46,200 shares of our common stock to WCERS in lieu of $327,610 in principal and/or interest otherwise payable to WCERS in February, March, April and May 2001.  In March 2001, we entered into a first amendment and acknowledgment of partial payment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000.  Pursuant to such agreement, we repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest commencing May 1, 2001, and adjusted the conversion price on such note from $10.3264 to $5.11 per share.  We repaid such note in full in March 2002.  Also in March 2001, we entered into two amendments with Michael G. Eyde, one of our shareholders and the holder of two of our subordinated promissory notes.  Pursuant to such agreements, we made his $100,000 non-convertible note convertible into shares of our common stock at a conversion price of $7.00, adjusted the conversion price of his $100,000 convertible note from $13.4316 to $7.00 and extended the maturity date of both notes until October 2001.  In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $50,000.  Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $13.3875 to $5.11 per share.  In April 2001, we entered into a first amendment with the holder of one of our convertible subordinated promissory notes with a principal amount of $250,000.  Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $10.3264 to $5.11 per share.  We subsequently agreed to a repayment schedule involving monthly payments of principal and interest on this note commencing November 1, 2001.  In July 2001, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount convertible subordinated promissory note to Thomas E. Zuhl, who became one of our directors in January 2002.  The note, which is convertible into 16,496 shares of common stock at a conversion price of $6.062 per share, matured in July 2002.  In December 2001, we generated $100,000 in net proceeds from the private placement of a $100,000 principal amount convertible promissory note to Pac Rim Associates, Inc.  Such entity is owned by Thomas E. Zuhl, who became one of our directors in January 2002.  The note, which is convertible into 27,793 shares of common stock at a conversion price of $3.598 per share, matured in December 2002.  We used the funds provided by this subordinated debt financing for working capital purposes.

Additional financing is required for debt repayment

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $16.4 million at December 29, 2002 and approximately $3.0 million at December 30, 2001.  As of March 21, 2003, we had outstanding (1) convertible secured debt aggregating $7,412,786, (2) non-convertible secured debt aggregating $5,674,940, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.  Our outstanding debt must be repaid in full as follows:

Type of Debt	Principal Amount	Repayment Required
Convertible Secured Debt	$7,412,786	Immediate
Non-Convertible Secured Debt	$1,500,000	Immediate
Non-Convertible Secured Debt	$4,174,940	March 2004
Convertible Subordinated Debt	$650,000	Immediate

To fund the maturity of our outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS payment defaults and covenant violations

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of March 21, 2003, we had defaulted on $10,235,392 of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

Among other things, we also agreed with WCERS that (1) we would not create, incur or suffer to be created or incurred or to exist, any lien of any kind upon any of our property or assets of any character whether then owned or thereafter acquired, or upon the income or profits therefrom except for certain permitted liens, (2) we would keep and maintain tangible net worth plus subordinated debt in an amount not less than $8.5 million, (3) we would keep and maintain a minimum debt coverage ratio of 1.25 to 1.0 (excluding Grapevine pre-opening and financing costs), (4) we would maintain our then current cash flow position, and (5) we would not permit the difference between our current assets and our current liabilities (other than subordinated debt) to be less than $500,000.  We have notified WCERS that we have violated each of the foregoing covenants.  On April 3, 2001, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) we had until January

1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).  We notified WCERS that we violated the amended covenants.  On April 1, 2002, we entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) we must maintain tangible net worth plus subordinated debt in an amount not less than $4.5 million and (2) we had until January 1, 2003 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).  We have notified WCERS that we have violated each of the foregoing covenants.

Because we have not made timely payments of principal and interest on our indebtedness to WCERS and are in violation of various covenants, we are in default under our agreements with WCERS.  As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived.  Our assets are, as a consequence, subject to foreclosure by WCERS.  Foreclosure by WCERS would force us to cease all operations.  We cannot assure you that we will be able to repay or refinance our indebtedness to WCERS or regain compliance with the amended covenants.

Grapevine covenant violations

The failure of Buck & Bass to achieve the required gross sales, the existence in the past of encumbrances upon the subleased premises and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term.  Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit.  The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

Site repurchase obligations

If annual gross sales do not exceed $1.5 million for any lease year, the lessor of the Grand Rapids unit will obtain the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.  In March 2002, the lessor waived its right to require repurchase based upon insufficient annual gross sales for the lease years ended April 2001 and April 2002.  We do not expect annual gross sales to exceed $1.5 million for the lease year ended April 2003.

Because annual gross sales did not exceed $8.0 million for the fourth and fifth years of the lease term, the lessor of the Auburn Hills unit obtained the right to require us to repurchase such site for $4.0 million, plus $200,000 for each lease year on a pro rata basis.

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

Liquidity plans

We seek to refinance our indebtedness to WCERS.  We hope to refinance such indebtedness at lower interest rates.  We also plan to continue searching for ways of reducing our operating costs, including reduced general and administrative expenses.  At the beginning of 2001, we set goals to equal or exceed the operating benchmarks of several of our competitors.  We believe that we have attained those goals and we seek continued improvement.  We also intend to explore licensing and franchising arrangements.  We are in discussions with several parties regarding the possible licensing of the Big Buck Brewery & Steakhouse concept in and outside the state of Michigan.  We have entered into a license agreement with Up North Adventures, an entity owned by one of our directors, Thomas E. Zuhl, pursuant to which we hope to introduce our concept to various Asian markets.

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

Overview

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $16.4 million at December 29, 2002 and approximately $3.0 million at December 30, 2001.  As of March 21, 2003, we had outstanding (1) convertible secured debt aggregating $7,412,786, (2) non-convertible secured debt aggregating $5,674,940, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.

To fund the maturity of the outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

Convertible Secured and Non-Convertible Secured Debt

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of March 21, 2003, we had defaulted on $10,235,392 of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.  As of March 21, 2003, we were also in violation of various covenants under our agreements with WCERS.

Because we have not made timely payments of principal and interest on our indebtedness to WCERS and are in violation of various covenants, we are in default under our agreements with WCERS.  As a result, WCERS may, by notice in writing to us, declare all amounts owing with respect to the agreements to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived.  Our assets are, as a consequence, subject to foreclosure by

WCERS.  Foreclosure by WCERS would force us to cease all operations.  We cannot assure you that we will be able to repay or refinance our indebtedness to WCERS or regain compliance with the amended covenants.

In March 2002, we obtained a loan from United Bank and Trust Company for $5.0 million which matures in March 2004.  The collateral of this loan is a $5.0 million letter of credit from WCERS.  We cannot assure you that we will be able to repay our indebtedness to United Bank.

Convertible Subordinated Promissory Notes

To fund the maturity of the outstanding convertible subordinated promissory notes, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.  As of March 21, 2003, our outstanding convertible subordinated promissory notes had the following terms and conditions:

Principal Amount	Date of Issuance	Maturity Date	Shares Issuable Upon Conversion	Conversion Price

$100,000	10–08-99	10-07-01	9,523	$10.5000
$100,000	11-17-99	11-01-00	5,890	$16.9764
$100,000	01-19-00	10-01-01	14,285	$7.0000
$100,000	12-04-00	10-01-01	14,285	$7.0000
$50,000	01-27-00	01-01-02	9,784	$5.1100
$100,000	07-20-01	07-20-02	16,496	$6.0620
$100,000	12-11-01	12-11-02	27,793	$3.5980

Because we have not made timely payments of principal on this indebtedness, the note holders may declare all amounts owing to be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which we previously waived.  We cannot assure you that we will be able to repay or refinance this indebtedness.

We have incurred losses and we expect to incur substantial future losses.  This may prevent us from raising capital and continuing operations.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $3.6 million for the fiscal year ended December 29, 2002 and approximately $2.2 million for the fiscal year ended December 30, 2001.  As of December 29, 2002, we had an accumulated deficit of $13.4 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

If we are unable to obtain additional capital or secure refinancing, we may be required to scale back our operations or cease our operations.

If additional capital does not become available to us, we may be required to scale back our operations or cease our operations.  We cannot assure you that we will be able to secure additional financing or refinancing.  If we are able to obtain financing or refinancing, we cannot assure you that it will be on favorable or acceptable terms.  To obtain additional financing, we anticipate that we will be required to sell additional debt or equity securities.  New investors may seek and obtain substantially better terms than those available in connection with open market purchases and our issuance of securities in the future may result in substantial dilution.  To obtain refinancing, we may be required to agree to certain negative covenants with which we may be unable to comply.  In addition, our securities were delisted from The Nasdaq SmallCap Market on October 7, 2002, which may adversely affect our ability to raise capital.

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

The failure of Buck & Bass to achieve the required gross sales, the existence in the past of encumbrances upon the subleased premises and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term.  Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase our interest in the joint venture at 40% of book value, thereby eliminating our interest in the Grapevine unit.  The termination of the sublease or the elimination of our interest in the Grapevine unit would have a material adverse effect on our business, operating results, cash flows and financial condition.

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

If annual gross sales do not exceed $1.5 million for any lease year, the lessor of the Grand Rapids unit will obtain the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.  In March 2002, the lessor waived its right to require repurchase based upon insufficient annual gross sales for the lease years ended April 2001 and April 2002.  We do not expect annual gross sales to exceed $1.5 million for the lease year ended April 2003.

Because annual gross sales did not exceed $8.0 million for the fourth and fifth years of the lease term, the lessor of the Auburn Hills unit obtained the right to require us to repurchase such site for $4.0 million, plus $200,000 for each lease year on a pro rata basis.

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

A significant percentage of our revenue is derived from beer sales.  Total sales of alcohol, including beer, wine and hard liquor, accounted for 21.1% of our revenues during 2002.  We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as the licensing requirements of states and municipalities where our units are located.  Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling our beer.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.

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

The federal government currently imposes an excise tax of $18.00 on each barrel of beer produced for domestic consumption in the United States.  However, each brewer with production of not more than 2,000,000 barrels per year is taxed only $7.00 per barrel on the first 60,000 barrels produced annually.  We cannot assure you that the federal government will not reduce or eliminate this small brewer rate reduction.  Michigan imposes an excise tax of $6.30 per barrel on each barrel of beer manufactured or sold in Michigan.  However, each brewer that manufactures less than 50,000 barrels per year is granted a brewer’s excise tax credit in the amount of $2.00 per barrel for the first 30,000 barrels.  Buck & Bass is subject to excise taxes under Texas law.  Excise taxes in Texas are $6.138 per barrel for ale and malt liquor, and $6.00 per barrel for beer.  However, Texas grants a 25% tax exemption for manufacturers of beer whose annual production in Texas does not exceed 75,000 barrels of beer per year.  As a result, Buck & Bass faces an effective excise tax of $4.50 per barrel for beer.  If our beer production exceeds the foregoing credit thresholds, our average excise tax rate would increase.

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

As of February 28, 2003, our officers and directors beneficially owned approximately 45.5% of our outstanding common stock.  Accordingly, such persons can:

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

We cannot assure purchasers of our securities that they will be able to sell such securities at or above the prices at which they were purchased.  In addition, our securities were delisted from The Nasdaq SmallCap Market on October 7, 2002, which may adversely affect the liquidity of our securities.

The sale of additional securities may be dilutive to existing security holders.

We had 861,997 shares of common stock outstanding as of March 21, 2003.  On that date, we also had warrants, stock options, convertible debt and other rights outstanding to purchase an additional 840,685 shares of common stock, exercisable at prices ranging from $0.28 to $36.75 per share.  We have also registered certain shares of our common stock for resale on the public market.  The sale of such shares, and the sale of additional shares which may become eligible for sale in the public market from time to time upon the exercise of warrants, stock options, convertible debt and other rights, may be dilutive to existing security holders and could have the effect of depressing the market price of our securities.

ITEM 7                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Big Buck Brewery & Steakhouse, Inc.:

We have audited the accompanying consolidated balance sheet of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Buck Brewery & Steakhouse, Inc. as of December 29, 2002 and December 30, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLANTE & MORAN, PLLC
Grand Rapids, Michigan,
March 28, 2003

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Balance Sheets

	December 29, 2002	December 30, 2001
ASSETS
CURRENT ASSETS:
Cash	$1,516,821	$96,453
Accounts receivable	145,811	237,187
Inventories (Note 1)	216,428	223,891
Prepaids and other	478,182	592,927

Total current assets	2,357,242	1,150,458

PROPERTY AND EQUIPMENT (Note 1)	21,237,757	22,926,270

OTHER ASSETS, net	534,982	803,881

	$24,129,981	$24,880,609

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,016,370	$1,925,998
Accrued expenses	1,448,647	899,016
Current maturities of long-term obligations	16,311,999	1,351,728
Total current liabilities	18,777,016	4,176,742

LONG-TERM OBLIGATIONS, less current maturities (Note 2)	3,378,737	15,084,690
Total liabilities	22,155,753	19,261,432

MINORITY INTEREST (Note 8)	449,452	466,143

SHAREHOLDERS' EQUITY (Notes 5 and 6):

Common stock, $0.01 par value, 15,000,000 and 20,000,000 shares authorized; 861,997 and 6,083,358 shares issued and outstanding	8,620	60,834
Additional paid-in capital	14,905,621	14,870,141
Accumulated deficit	(13,389,465)	(9,777,941)

Total shareholders' equity	1,524,776	5,153,034

	$24,129,981	$24,880,609

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Operations

	For the Years Ended
	December 29, 2002	December 30, 2001

REVENUE:
Restaurant sales	$16,244,594	$17,207,829
Wholesale and retail sales	146,871	280,128
Total revenue	16,391,465	17,487,957

COSTS AND EXPENSES:
Cost of sales	5,436,563	5,763,345
Restaurant salaries and benefits (Notes 6 and 7)	4,242,593	4,591,917
Operating expenses	3,801,965	3,694,304
Depreciation	1,340,430	1,338,650
Preopening expenses and store development costs (Note 3)	—	354,923
General and administrative expenses	1,928,306	1,785,886
Impairment loss (Note 1)	800,000	—
Total costs and expenses	17,549,857	17,529,025

LOSS FROM OPERATIONS	(1,158,392)	(41,068)

OTHER EXPENSE:
Interest expense	(2,008,525)	(1,658,409)
Other expense/amortization of financing cost	(461,298)	(501,086)
Other expense, net	(2,469,823)	(2,159,495)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(3,628,215)	(2,200,563)

INCOME TAX EXPENSE	—	—
LOSS BEFORE MINORITY INTEREST	(3,628,215)	(2,200,563)

MINORITY INTEREST SHARE OF JOINT VENTURE	16,691	(2,332)

NET LOSS	$(3,611,524)	$(2,202,895)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(4.19)	$(2.53)

OUTSTANDING WEIGHTED AVERAGE SHARES	866,000	840,488

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended

	Common Stock			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Warrants			Total
BALANCE, January 1, 2001	5,474,562	54,746	153,650	14,153,174	(7,575,046)	6,786,524
Issuance of common stock for debt and and interest to WCERS	323,406	3,234	—	324,376	—	327,610
Issuance of common stock for services to to Morgan James	125,000	1,250	—	112,500	—	113,750
Issuance of common stock for employee stock purchase plan at $0.478125	20,914	209	—	9,791	—	10,000
Issuance of common stock for services to Columbia Construction	50,000	500	—	45,000	—	45,500
Issuance of common stock for services to to Morgan James	75,000	750	—	66,750	—	67,500
Issuance of common stock for employee stock purchase plan at $0.3485	14,476	145	—	4,900	—	5,045
Expiration of warrants	—	—	(153,650)	153,650	—	—
Net loss	—	—	—	—	(2,202,895)	(2,202,895)
BALANCE, December 30, 2001	6,083,358	60,834	—	14,870,141	(9,777,941)	5,153,034

Issuance of common stock for employee stock purchase plan	11,422	114		2,507		2,621
Stock repurchased by Company	(37,600)	(376)		(9,624)		(10,000)
Stock repurchased by Company	(23,100)	(231)		(9,124)		(9,355)
Reverse Stock Split 1 for 7	(5,172,083)	(51,721)		51,721		—
Net loss					(3,611,524)	(3,611,524)

BALANCE, December 29, 2002	861,997	8,620	—	14,905,621	(13,389,465)	1,524,776

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 29, 2002	December 30, 2001
OPERATING ACTIVITIES:
Net loss	$(3,611,524)	$(2,202,895)
Adjustments to reconcile net loss to cash flows used in operating activities—
Depreciation and amortization	1,655,170	1,720,112
Loss on sale of property	—	6,868
Loss on forfeiture of property	—	354,923
Loss on impairment of assets	800,000	—
Minority interest share of joint venture	(16,691)	2,332
Interest expense paid for with common stock	—	303,170
Consulting services paid for with common stock	—	94,519
Change in operating assets and liabilities:
Accounts receivable	91,376	148,349
Inventories	7,463	86,015
Prepaids and other	114,745	(121,527)
Accounts payable	(909,628)	(1,046,227)
Accrued expenses	699,631	222,462

Net cash used in operating activities	(1,169,458)	(431,899)

INVESTING ACTIVITIES:
Purchases of property and equipment	(406,603)	(736,490)
Increase in other assets	(73,380)	(34,710)
Proceeds from sale of asset	—	7,750

Net cash used in investing activities	(479,983)	(763,450)

FINANCING ACTIVITIES:
Borrowings under long-term debt	5,500,000	1,199,729
Payments on long-term debt and capital lease obligations	(2,395,682)	(268,123)
Payment of deferred financing costs	(17,775)	(17,750)
Tenant allowance	—	340,000
Repurchase of common stock	(19,355)	—
Proceeds from sale of common stock	2,621	15,045

Net cash provided by financing activities	3,069,809	1,268,901

INCREASE IN CASH	1,420,368	73,552

CASH, beginning of year	96,453	22,901

CASH, end of year	$1,516,821	$96,453

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$867,478	$1,099,428
Income taxes paid	—	—
NONCASH TRANSACTIONS:
Issuance of common stock, stock options and warrants for property and services and interest and debt	—	554,360

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Notes to Consolidated Financial Statements

December 29, 2002 and December 30, 2001

1.             Nature of Business and Significant Accounting Policies:

Nature of Business

Big Buck Brewery & Steakhouse, Inc. (f/k/a Michigan Brewery, Inc.) develops and operates restaurant-brewpubs under the name “Big Buck Brewery & Steakhouse.”  As of December 29, 2002, the Company owned and operated three units in the state of Michigan.  The first unit opened in Gaylord, Michigan, on May 26, 1995.  Subsequent Michigan units opened on March 17, 1997 in Grand Rapids and on October 1, 1997 in Auburn Hills, a suburb of Detroit.  On August 31, 2000, the Company opened a fourth unit in Grapevine, Texas, a suburb of Dallas.  This unit is operated by Buck & Bass, L.P. pursuant to a joint venture agreement between the Company and Bass Pro Outdoor World, L.P.

The Company incurred net losses of $3,611,524 in 2002 and $2,202,895 in 2001.  The Company has a limited operating history, and future revenues and attaining profitability from operations will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions.  The Company’s ability to achieve profitability depends on its ability to refinance its indebtedness, increase revenues, reduce costs and attain sufficient working capital.

Fiscal Year

The Company has adopted a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year.  All references herein to “2002” and “2001” represent the fiscal years ended December 29, 2002 (a 52 week year) and December 30, 2001 (a 52 week year), respectively.

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

	December 29, 2002	December 30, 2001

Food	$87,041	$95,757
Brewery (including wine and liquor)	103,528	103,452
Retail goods	25,859	24,682
	$216,428	$223,891

Property and Equipment

Property and equipment are recorded at cost.  Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred.  Property and equipment are depreciated using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes over their estimated useful lives of 5 to 40 years.  In the event that facts and circumstances indicate that the carrying amount of property may not be recoverable, an evaluation would be performed using such factors as recent operating results, projected cash flows and management’s plans for future operations.

Property and equipment consisted of the following at:

	December 29, 2002	December 30, 2001	Estimated Useful Lives
Land and improvements	$5,052,914	$5,052,914	20 years for improvements
Leasehold improvements	6,444,646	5,978,865	15 years
Building and improvements	8,461,213	9,328,391	40 years
Brewery equipment	2,659,269	2,656,518	12-30 years
Restaurant equipment	1,882,261	1,880,255	10 years
Furniture, fixtures and equipment	2,661,854	2,665,956	5-7 years
Total property and equipment	27,162,157	27,562,899
Accumulated depreciation	(5,924,400)	(4,636,629)
Net carrying amount	$21,237,757	$22,926,270

During 2002 and 2001, the Company received construction and advisory services from a company owned by a board member, totaling $22,000 and $292,000, respectively.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), and provides a single accounting model for long-lived assets to be disposed of.  For purposes of recognizing and measuring impairment of long-lived assets, the Company evaluates assets at the store level because this is the lowest level of independent cash flows ascertainable to evaluate impairment.  The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the assets are considered to be impaired.  Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  When fair values are not available, the Company estimates fair value.  In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

During 2002, the Company recorded non-cash asset impairment charges of $800,000 to write-down the building and improvements of the Grand Rapids unit.

Income Taxes

Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of the Company’s assets and liabilities using currently enacted tax rates.

Reverse Stock Split

On September 13, 2002, the Company effected a one-for-seven reverse stock split.  Share and per share data, except for par, for all periods presented have been restated to reflect the reverse stock split.  For outstanding warrants, stock options and convertible debt, all share amounts, exercise prices and conversion rates have been restated to reflect the impact of the reverse stock split.

Basic Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted average number of common shares outstanding during the year, without regard to stock options outstanding.  In the computation of fully diluted earnings per share, the weighted average shares outstanding is increased to reflect the potential dilution if stock warrants, stock options and convertible securities were to be exercised or converted to common stock, if such exercise or conversion has a dilutive effect.  The options, warrants, and convertible securities have been excluded from the earnings per share calculation because each would have an antidilutive effect.  Basic loss per share for 2001 has been restated to reflect a one-for-seven reverse stock split effective on September 13, 2002.

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

2.             Long-Term Obligations:

Long-term obligations consisted of the following as of:

	December 29, 2002	December 30, 2001
Convertible note payable to the Wayne County Employees’ Retirement System (WCERS), with monthly payments beginning April 1, 2000, in an amount which would fully amortize the principal and interest over a period of 300 months, which approximates $53,400, including interest at 10%. The unpaid balance was due in February 2003 and is convertible into common stock at $16.94 per share at any time during the agreement.	5,809,599	5,806,084
Convertible notes payable to WCERS, with monthly payments of $14,756 including interest at 10%, due February 2003. The note is convertible into common stock at $16.94 per share.	1,603,187	1,603,187
Equipment note payable to WCERS, with monthly interest payments at 11%, due February 2003.	1,500,000	1,500,000
Promissory note payable to United Bank and Trust Company, collateralized by a WCERS $5.0 million letter of credit, with monthly payments beginning March 15, 2002, in an amount which would fully amortize the principal and interest over a period of 60 months, which approximates $94,000, including interest at 4.86%. The unpaid balance is due on March 25, 2004.	4,327,950	—
Capital lease obligations (see below).	5,750,000	5,400,000
Line of Credit for $1,000,000 from Crestmark Bank, monthly interest only payments at prime plus one percent (effective rate of 5.75 percent at December 31, 2001). Principal due March 2002, collateralized by letter of credit from WCERS. This line of credit was refinanced during 2002.	—	999,729
Convertible subordinated promissory notes payable to various investors, bearing interest at 10%, due October 2000 through March 2002.	300,000	527,418
Convertible subordinated promissory notes payable to director and company owned by a director, bearing interest at 10%, due July 2002 through December 2002.	200,000	200,000
Leasehold tenant allowance to be repaid as the result of a settlement reached with Opry Mills to terminate lease, due March 2002.	—	200,000
Convertible subordinated promissory notes payable to shareholder, with monthly interest payments ranging from 10.00% to 12.75%, remaining balance due January 2001 through April 2001. The notes are unsecured.	200,000	200,000
Total	19,690,736	16,436,418
Less-Current maturities	16,311,999	1,351,728
Long-term obligations	$3,378,737	$15,084,690

The Notes payable to WCERS are collateralized by all assets of the Company, the Company’s limited partnership interest in Buck & Bass, L.P., and a pledge of the Company’s shares of the issued and outstanding common stock of BBBP Management Company.  Effective December 2001 and February 2002, two officers of WCERS became directors of the Company.

The debt agreements with WCERS contain certain financial covenants, including minimum tangible net worth, debt coverage, working capital and liabilities to tangible net worth ratios.  At December 31, 2000, the Company was not in compliance with the debt coverage and working capital ratios.  On April 3, 2001, the Company entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) the Company must maintain tangible net worth plus subordinated debt in an amount not less than $6.25 million and (2) the Company had until January 1, 2002 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).  At December 30, 2001, the Company was not in compliance with various covenants.  On April 1, 2002, the Company entered into a letter agreement with WCERS pursuant to which the foregoing covenants were modified to provide that (1) the Company must maintain tangible net worth plus subordinated debt in an amount not less than $4.5 million and (2) the Company had until January 1, 2003 to meet all other covenants set forth in the loan documents (unless modified by the parties in writing).  At December 29, 2002, the Company was not in compliance with debt coverage and working capital ratios.  Additionally, the Company has not made any required debt service payments since September 2001.  As a result, the debt is callable and is classified as current in the accompanying balance sheet.

In April 1997, the Company entered into a real estate sale and leaseback agreement with a shareholder of the Company, for the land and property of its Grand Rapids unit.  The Company received proceeds of $1,400,000 and in return, entered into a ten-year lease with a minimum annual base rent of $140,000 and a maximum annual base rent of $192,500 and percentage rent provisions.  In March 2000, the lease was amended to adjust the gross sales level over which annual percentage rent is payable to $1,500,000 per year.  Because annual gross sales did not exceed $1.5 million for the lease year ended April 2001, the lessor obtained the right to require the Company to repurchase the Grand Rapids site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.  At December 29, 2002, the Company has accrued the annual buy out price of $70,000 for five years, totaling $350,000.  In March 2002, the lessor waived its right to require repurchase based upon annual gross sales for the lease years ended April 2001 and April 2002.  The lessor has the option to require the Company to repurchase the Grand Rapids site after the seventh full lease year for the same price.  Annual gross sales are not anticipated to exceed $1.5 million for the lease year ended April 2003.  As a result, the obligation is classified as current in the accompanying balance sheet.

In August 1997, the Company entered into a second real estate sale and leaseback agreement with the same shareholder, for the land of its Auburn Hills unit.  The Company received proceeds of $4,000,000 and in return, entered into a 25-year lease with a minimum annual base rent of $400,000 and percentage rent provisions.  In the event gross sales, as defined, do not exceed $8,000,000 for any two consecutive lease years, the Company is obligated to repurchase the land for $4.0 million, plus $200,000 for each lease year on a pro rata basis.  Annual gross sales for the lease years ended October 2001 and 2002 did not exceed $8.0 million.  As a result, the obligation is classified as current in the accompanying balance sheet.  The Company has the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

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

The convertible subordinated promissory notes may be converted at any time, at the option of the holders, into a total of 152,349 shares of common stock.  Interest is paid monthly in arrears.  All of the convertible subordinated notes had matured as of December 29, 2002 and were not paid.  Therefore, the notes are in default.

In March 2001, the Company entered into a first amendment and acknowledgment of partial payment with the holder of one of the convertible subordinated promissory notes with a principal amount of $250,000.  Pursuant to such agreement, the Company repaid $75,000 of principal, agreed to a repayment schedule involving monthly payments of principal and interest of $18,161, commencing May 1, 2001, and adjusted the conversion price on such note from $10.3264 to $5.11.  Also in March 2001, the Company entered into a first amendment with the holder of the non-convertible subordinated promissory note to shareholder with a principal amount of $100,000.  Pursuant to such agreement, the Company made such note convertible into shares of the Company’s common stock at a conversion price of $1.00 and extended the maturity date of such note until October 2001.  In addition, the Company entered into a first amendment with the holder of one of the convertible subordinated promissory notes with a principal amount of $100,000.  Pursuant to such agreement, the maturity date of such note was extended until October 2001 and the conversion price was adjusted from $1.9188 to $1.00.

In April 2001, the Company entered into a first amendment with the holder of one of the convertible subordinated promissory notes with a principal amount of $50,000.  Pursuant to such agreement, the maturity date of such note was extended until January 2002 and the conversion price was adjusted from $1.9125 to $0.73.

Maturities of long-term obligations as of December 29, 2002, based on the amended payment terms discussed above, are as follows:

2003	16,311,999
2004	3,378,737
2005	—
2006	—
2007	—
Thereafter	—
$19,690,736

Interest expense to related parties was approximately $1,800,000 and $1,200,000 during 2002 and 2001, respectively.  Accrued interest to related parties was approximately $1,040,000 and $250,000 at December 29, 2002 and December 30, 2001, respectively.

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

In March 2002, the Company terminated the lease agreement for $200,000.  Under the terms of the possession agreement and the settlement and termination agreement, the Company forfeited all improvements made to the site, including assets purchased through use of the tenant allowance of $340,000 provided by the landlord.  As a result of the terminated lease transaction, the Company incurred a loss of approximately $355,000, including the termination fee paid in 2002.  The loss was recorded in preopening expenses and store development costs in the statement of operations in 2001.

4.             Income Taxes:

The deferred tax assets and liabilities consisted of the following at:

	December 29, 2002	December 30, 2001

Deferred tax liabilities	(800,000)	(831,000)
Deferred tax assets	5,000,000	3,991,000
Net deferred tax asset	4,200,000	3,160,000
Valuation allowance	(4,200,000)	(3,160,000)
Net deferred tax	—	—

Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation.  As of December 29, 2002 and December 30, 2001, the Company’s deferred tax assets consist primarily of net operating loss carryforwards, and deferred tax liabilities result from the use of accelerated methods of depreciation for tax purposes.  The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefit.  As of December 29, 2002, the Company had net operating loss carryforwards of approximately $14.6 million which expire through the year 2023.

5.             Warrants:

Each of the 364,286 units issued in connection with the Company’s IPO consisted of one share of common stock and one Redeemable Class A Warrant, exercisable at $56.00 per share.  In 2001, the expiration date of these warrants was extended through December 2002.  All of these warrants expired unexercised on December 13, 2002.

In connection with the joint venture agreement (Notes 1 and 7), the Company issued a warrant, exercisable at $18.375 per share, for 7,143 shares of its common stock to Bass Pro expiring in August 2003.  The Company also issued a warrant to its private placement agent, exercisable at $19.3375 per share, for 2,083 shares of its common stock, expiring in November 2003.

In exchange for services, the Company issued warrants, exercisable at $11.375 per share, for 14,286 shares of its common stock.  In connection with the same service agreements, the Company also issued warrants for 28,571 shares of common stock.  Of these warrants, 14,286 were exercisable at $17.50 per share and vested in October 2000.  The remaining 14,286 warrants were exercisable at $24.50 per share and vested in October 2001.  All of the warrants issued as part of these service agreements expired in October 2002.

In connection with a consulting agreement, the Company issued a warrant, exercisable at $11.375 per share, for 7,143 shares of its common stock, expiring in October 2002.  The Company also issued warrants, exercisable at $14.00 per share, for 21,429 shares of its common stock, vesting in 7,143 increments as the Company’s stock price reaches $28.00, $35.00, and $42.00 per share, expiring in October 2002.

In connection with the refinancing of debt, the Company issued a warrant to WCERS, exercisable at $14.00 per share, for 28,571 shares of its common stock, expiring in February 2004.  The conversion to stock of these warrants and the convertible notes disclosed in Note 2, when added to common owned by WCERS, would result in WCERS owning 512,155 shares of common stock, or a 38.6% ownership of the Company.

In connection with amending the Auburn Hills lease, the Company issued a warrant, exercisable at $12.6875 per share, for 3,571 shares of its common stock, expiring in January 2003.  The Company has also issued a warrant to this lessor, which is exercisable at $35.00 per share, for 3,571 shares, expiring August 2002.

Of the warrants described above, warrants for 41,368 shares, with exercise prices ranging from $14.00 to $19.34 per share, remain outstanding at December 29, 2002.

6.             Stock Option and Stock Purchase Plans:

During January 1996, the Company adopted the 1996 Stock Option Plan (the Plan), pursuant to which options to acquire an aggregate of 85,714 shares, as amended in June 1997, of the Company’s common stock may be granted.  Under the Plan, the board of directors may grant options to purchase shares of the Company’s stock to eligible employees, nonemployees and contractors at a price not less than 100% of the fair market value at the time of the grant for both incentive and nonstatutory stock options.  Options granted under the Plan vest annually over four years from date of grant and are exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company’s outstanding voting stock.

Also, during January 1996, the Company adopted the 1996 Director Stock Option Plan (the Director’s Plan) pursuant to which options to acquire an aggregate of 14,286 shares of the Company’s common stock were available for grant to outside directors.  Under the Director’s Plan, 714 options with an exercise price of $31.50 were automatically granted to each outside director upon the completion of the Company’s IPO, and thereafter 714 options were granted annually for each year of continued service by the outside director.  Each option was granted at fair market value on the date of grant, vested one year after the date of grant and was exercisable for ten years.  During 2000, this plan was canceled with options for 10,714 shares outstanding.  These options will remain exercisable as originally issued, and additional options will not be issued.  At December 29, 2002, options for 3,570 shares remain outstanding, with exercise prices ranging from $12.25 to $36.75 per share.

During October 2000, the Company adopted the 2000 Stock Option Plan (the 2000 Plan), pursuant to which options to acquire an aggregate of up to 142,857 shares of common stock may be granted to qualified employees, directors, and outside consultants.  Under the 2000 Plan, 2,857 options are automatically granted annually to each outside director and an additional 1,429 options to each outside director serving on the executive committee.  Each option is granted at fair market value on the date of grant, vests one year after the date of grant and is exercisable for ten years.

A summary of the status of the Company’s stock option plans at December 29, 2002 and December 30, 2001, and changes during the fiscal years then ended, is presented in the table and narrative below:

	Year Ended December 29, 2002		Year Ended December 30, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of Period	140,490	$16.17	106,548	$23.10
Granted	25,947.86		58,762	5.25
Exercised	—	—	—	—
Forfeited	(38,974)	14.04	(21,249)	17.64
Expired	(7,142)	35.00	(3,571)	35.00
Outstanding, end of
Period	120,321	12.25	140,490	$16.17
Exercisable, end of
Period	112,973		131,822

Weighted average fair value of options granted		$.19		$4.83

The following table provides certain information with respect to stock options outstanding at December 29, 2002:

Range of exercise prices	Stock options Outstanding	Weighted average exercise price	Weighted average remaining contractual life

.28 – 10.00	70,085	3.48	7.31
10.01 – 20.00	15,530	12.68	7.41
20.01 – 36.75	34,706	29.77	5.58

The following table provides certain information with respect to stock options exercisable at December 29, 2002:

Range of exercise prices	Stock options exercisable	Weighted average exercise price

.28 – 10.00	63,587	3.39
10.01 – 20.00	14,681	12.71
20.01 – 36.75	34,706	29.77

The Company accounts for options issued to employees and directors under these plans using APB Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been increased to the following pro forma amounts:

		2002	2001
Net Loss	As Reported	$(3,611,524)	$(2,202,895)
	SFAS 123 compensation expense	(93,731)	(346,739)
	Pro Forma	(3,705,255)	(2,549,634)
Basic and Diluted EPS	As Reported	(4.19)	(2.53)
	Pro Forma	(4.30)	(2.93)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively:  risk-free interest rate of 1.68%; no expected dividend yields; expected lives of 7 years; and expected volatility of 89.62% and 131.09%.

Non-employee option grants are recorded at fair value.  There have been no non-employee options granted under the plan.

On October 18, 1999, the Company established a qualified Employee Stock Purchase Plan, effective as of January 1, 2000.  The Company is authorized to issue up to 28,571 shares of its common stock for qualified employees, as defined.  Under the terms of the plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock.  The purchase price of the stock is 85 percent of the lower of the closing price at the beginning of the 18-month offering period or end of the 6-month accumulation period.  Under the plan, the Company sold approximately 1,600 and 5,000 shares in 2002 and 2001, respectively.  In January 2003, the board approved the temporary suspension of the plan.

7.             Retirement Plan:

On February 1, 1999, the Company began sponsoring a 401(k) plan for employees with a minimum of six months of service with the Company.  Contributions to the plan totaled $7,619 and $8,731 for 2002 and 2001, respectively.

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

Pursuant to the commercial sublease agreement, the limited partnership created by the joint venture leases the Grapevine site from Bass Pro over a 15-year term.  The lease may be extended for seven additional five-year terms subject to Bass Pro renewing its lease of the location.  The sublessee is obligated to pay an annual percentage rent in the amount of 5.5% on gross sales less than $11.0 million per year and 6.5% on gross sales in excess of $11.0 million per year (with a minimum annual base rent of $385,000).  Bass Pro may terminate in the event of a default which is not cured within the applicable grace period.  In March 2000, the Company and Bass Pro L.P. agreed in writing to revise the definition of default under the sublease.  As amended, the sublease provides that a default includes, but is not limited to, (a) the sublessee’s failure to remain open during all business days, (b) the sublessee’s failure to maintain on duty a fully trained service staff, (c) the sublessee’s failure to provide high quality food of the type provided at the Gaylord unit, (d) the sublessee’s failure to achieve gross sales in the first full calendar year immediately following the opening and for each calendar year thereafter of $7.0 million, (e) the sublessee encumbering in any manner any interest in the subleased premises, or (f) the sublessee’s failure to conduct full and complete customer surveys no less frequently than each calendar quarter.  The rent expense for the years ended December 29, 2002 and December 30, 2001 was $385,000.  The following is a schedule of future minimum rental payments under the operating lease for the next five years:

2003	$385,000
2004	$385,000
2005	$385,000
2006	$385,000
2007	$385,000

The failure of Buck & Bass to achieve the required gross sales, the existence in the past of encumbrances upon the subleased premises and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease at December 29, 2002, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term.  Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase the Company’s interest in the joint venture at 40% of book value, thereby eliminating the Company’s interest in the Grapevine unit.  The termination of the sublease or the elimination of the Company’s interest in the Grapevine unit would have a material adverse effect on the Company’s business, operating results, cash flows and financial condition.

9.             Management’s Plan

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements the Company has experienced net losses since inception, resulting in an accumulated deficit of $13.4 million and a working capital deficit of $16.4 million as of December 29, 2002.  These factors, among others, raise doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing and joint venture agreements, to obtain additional financing or refinancing as may be required, and to attain profitable operations.  The Company is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations.  There can be no assurance that additional financing will be available on terms acceptable or favorable to the Company, or at all.

In February 2002, the Company received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan.  In March 2002, the Company obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004.  The collateral of this loan is a $5,000,000 letter of credit from WCERS.  Of the proceeds from such loan, the Company used $200,000 to terminate its lease of the

Nashville site, $500,000 to repay the advance from WCERS, and $1,000,000 to retire indebtedness to Crestmark bank.  The balance was intended to pay certain accounts payable and for various working capital purposes.  Although the Company’s short-term liquidity issues were improved as a result of this financing, there can be no assurance that the Company will have sufficient financial resources to repay existing indebtedness or to continue operations.

The Company intends to explore licensing and franchising arrangements.  The Company is in discussions with several parties regarding the possible licensing of the Big Buck Brewery & Steakhouse concept in and outside the state of Michigan.  The Company has entered into a license agreement with Up North Adventures, an entity owned by one of the Company’s directors, Thomas E. Zuhl, pursuant to which the Company hopes to introduce its concept to various Asian markets.

The Company also seeks to refinance its indebtedness to WCERS.  The Company hopes to refinance such indebtedness at lower interest rates.  The Company also plans to continue searching for ways of reducing its operating costs.  At the beginning of 2001, the Company set goals to equal or exceed the operating benchmarks of several of its competitors.  The Company believes that it has attained those goals and it seeks continued improvement.  During 2003, the Company also plans to fully implement new short-term and long-term marketing campaigns pursuant to which the Company hopes to increase revenues.

ITEM 8                                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9                                                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table provides information with respect to our directors and executive officers as of March 21, 2003.  Each director serves for a one-year term and until his successor has been duly elected and qualified.  Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.  There are no family relationships between any director or executive officer.

Name	Age	Principal Occupation	Position with Big Buck	Director Since

Anthony P. Dombrowski	42	President, Chief Executive Officer, Chief Financial Officer and Treasurer of Big Buck	President, Chief Executive Officer, Chief Financial Officer and Treasurer	N/A
Timothy J. Pugh	43	Chief Operating Officer of Big Buck	Chief Operating Officer	N/A
Jonathon D. Ahlbrand	41	President and Chief Executive Officer of The Center of American Jobs	Director	2001
Matthew P. Cullen	47	General Manager of General Motors Enterprise Activity Group	Director	2000
Richard A. Noelke	51	Deputy Director of Wayne County Employees’ Retirement System	Director	2001
Mark S. Provenzano	45	President of Columbia Construction Services	Chairman of the Board	2002
Henry T. Siwecki	58	Sole Owner and President of Siwecki Construction	Director	1995
Ronald Yee	50	Director of Wayne County Employees’ Retirement System	Director	2002
Thomas E. Zuhl	42	Owner of Pac Rim Associates, Inc.	Director	2002

Anthony P. Dombrowski became the President and Chief Executive Officer of our company in March 2003.  Mr. Dombrowski has also served as the Chief Financial Officer and Treasurer of our company since May 1996.  He acted as a consultant to our company, in the capacity of Chief Financial Officer, from January 1996 to May 1996.  From February 1995 to May 1996, Mr. Dombrowski operated his own financial and consulting business.  From May 1989 to January 1995, Mr. Dombrowski was the Chief Financial Officer of Ward Lake Energy, Inc., an independent producer of natural gas in Michigan.  Mr. Dombrowski began his career with Price Waterhouse LLP in 1982.

Timothy J. Pugh became our Executive Vice President of Operations in December 2000.  He was promoted to Chief Operating Officer in May 2002.  From November 1998 to November 2000, he was a

franchisee partner of Damon’s International, a full-service chain of over 100 casual dining restaurants, in Kalamazoo, Michigan.  From April 1996 to October 1998, he was a regional manager at Damon’s International.  From October 1993 to April 1996, he was a general manager at Damon’s International.  From April 1991 to October 1993, he managed the Houston’s restaurant in Dallas, Texas, and the Houston’s restaurant in Memphis, Tennessee.

Jonathon D. Ahlbrand became a director in January 2001.  Since June 1999, Mr. Ahlbrand has been President and Chief Executive Officer of The Center of American Jobs, a nation-wide recruiting service.  Since April 1998, he has been a managing member of Private Equity, LLC, an entity that concentrates on the private placement of debt and equity securities.  From April 1998 to July 1998, Private Equity performed certain consulting and advisory services for Seger Financial, Inc.  Private Equity has provided certain financial advisory services to us.  In addition, both Private Equity and Seger Financial have served as our private placement agents.  From August 1997 to March 1998, Mr. Ahlbrand was Senior Vice President of IntelliQuest, an Austin, Texas based global research services firm.  From December 1994 to August 1997, he was Chief Executive Officer of National TechTeam Europe, a global information services company.  For more information regarding our transactions with Private Equity, Seger Financial and Mr. Ahlbrand, please review “Certain Relationships and Related Transactions.”

Matthew P. Cullen has been a director since July 2000.  Mr. Cullen is General Manager of General Motors Enterprise Activity Group, which includes the company’s worldwide real estate division.  He joined General Motors in 1979 as a real estate administrator and subsequently assumed a variety of senior assignments.  Prior to his current position, he was responsible for the disposal and redevelopment of surplus property as well as site selection and strategic site acquisition.  Mr. Cullen is Vice Chairman of Detroit Downtown, Inc., past Chairman of Detroit News Center Area Council, and the Chair-Elect of the International Association of Corporation Real Estate Executives.

Richard A. Noelke became a director in December 2001.  Mr. Noelke has served as the Deputy Director of WCERS since February 1997.  Mr. Noelke was an elected Trustee of WCERS for ten years prior to becoming Deputy Director.  He has been employed with Wayne County, Michigan, for the past 25 years, including ten years as an Accountant and Supervisor of Accounting, and ten years as the Assistant Finance Director, at Detroit Metropolitan Wayne County Airport.  Mr. Noelke is also a director of Everest Energy Fund.  WCERS beneficially owns approximately 38.6% of our common stock.  For more information regarding our transactions with WCERS, please review “Certain Relationships and Related Transactions.”

Mark S. Provenzano became a director in February 2002 and Chairman of the Board in March 2003.  He is the President and a shareholder of Columbia Construction Services, a general contracting and construction management firm he founded in 1981.  Columbia specializes in hospitality, restaurant and retail construction in the Eastern United States.  Mr. Provenzano is also the President and a shareholder of Supreme Heating and Supply Co, Inc., a family-operated firm started in 1950 by his father.  Supreme provides HVAC services throughout Southeastern Michigan.  Columbia, which beneficially owns less than one percent of our common stock, has provided certain services to our company pursuant to a Master Agreement for Program Management Services.  Supreme has also provided certain services to our company.  For more information regarding our transactions with Columbia and Supreme, please review “Certain Relationships and Related Transactions.”

Henry T. Siwecki has been a director since August 1995.  For more than the last five years, Mr. Siwecki has been the sole owner and President of Siwecki Construction, Inc., a commercial and residential contractor.

Ronald Yee became a director in February 2002.  He has served as a Director of WCERS since February 1997.  Prior to that, he was WCERS’ Deputy Director for six years.  Mr. Yee also served as Wayne County’s Risk Manager, Chief Labor Relations Analyst, Director of Administration for Personnel

as well as other professional level positions during his 28-year career.  WCERS beneficially owns approximately 38.6% of our common stock.  For more information regarding our transactions with WCERS, please review “Certain Relationships and Related Transactions.”

Thomas E. Zuhl became a director in January 2002.  Mr. Zuhl has owned Pac Rim Associates, Inc., an automotive parts manufacturer’s representative company, since October 1991.  He also owns Up North Adventures, Inc. and Tried and True Builders, LLC.  Mr. Zuhl beneficially owns 5.5% of our common stock.  In July 2001, we granted a license to Up North Adventures (1) to use our intellectual property, (2) to import, sell and distribute our products, and (3) to open and operate Big Buck restaurants, in Japan, Thailand, Malaysia and Singapore.  For more information regarding our transactions with Up North Adventures, Pac Rim Associates and Mr. Zuhl, please review “Certain Relationships and Related Transactions.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that  the following reports were not filed on a timely basis:  (1) one report on Form 3 relating to the appointment of Ronald Yee to our board of directors on February 19, 2002, (2) one report on Form 3 relating to the appointment of Mark S. Provenzano to our board of directors on February 19, 2002, and (3) one report on Form 4 relating to the grant of options to purchase 2,142 shares received by Mr. Provenzano on February 19, 2002.

ITEM 10                EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer, our former Chief Executive Officer and the other highest paid executive officers (the “Named Executive Officers”) during the three most recent fiscal years.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
				Awards
Name and Principal Position	Annual Compensation			Securities Underlying Options
	Year	Salary	Bonus

William F. Rolinski(1)	2002	$182,106	$0	0
Former President, Chief Executive	2001	$188,279	$0	0
Officer and Chairman of the Board	2000	$153,247	$0	32,037

Anthony P. Dombrowski(2)	2002	$130,500	$0	0
President, Chief Executive Officer,	2001	$108,953	$0	60,000
Chief Financial Officer and Treasurer	2000	$94,742	$0	14,962

Timothy J. Pugh(3)	2002	$127,500	$36,250	0
Chief Operating Officer	2001	$119,365	$0	75,000
	2000	$10,346	$0	0

(1)          Mr. Rolinski resigned as our President, Chief Executive Officer and Chairman of the Board on March 1, 2003.

(2)          Mr. Dombrowski was named President and Chief Executive Officer on March 1, 2003.

(3)          Mr. Pugh joined our company as Executive Vice President of Operations in December 2000.  He was promoted to Chief Operating Officer in May 2002.

No stock options or stock appreciation rights were granted to the Named Executive Officers during 2002.

The following table sets forth information concerning the unexercised options held by the Named Executive Officers as of the end of the last fiscal year.  No stock options were exercised by the Named Executive Officers during the last fiscal year.  No stock appreciation rights were exercised by the Named Executive Officers during the last fiscal year or were outstanding at the end of that year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Number of Securities Underlying Unexercised Options at FY-End		Value of Unexercised In-the-Money Options at FY-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

William F. Rolinski	19,575	0	$0	N/A

Anthony P. Dombrowski	26,848	0	$0	N/A

Timothy J. Pugh	10,713	0	$0	N/A

(1)                Market value of underlying securities at fiscal year end minus the exercise price.

Compensation of Directors

Directors who are also our employees receive no remuneration for services as members of the board or any board committee.  Each non-employee director receives $500 for each regularly scheduled meeting of the board he attends.  Effective July 1, 2001, our board resolved to pay each non-employee director who serves on our executive committee $3,000 per month for such service.  To date, we have not made such payments.  Our directors are reimbursed for expenses incurred solely in connection with our business purposes.  During 2002, our non-employee directors received the options described below.

On December 1, 2002, pursuant to the automatic grant provisions of the 2000 Stock Option Plan, we granted (1) an option for the purchase of 20,000 shares of common stock to each non-employee director and (2) an option for the purchase of 10,000 shares of common stock to each non-employee member of the Executive Committee of the board.  We automatically grant such options annually for each year of continued service.  Any person who first becomes eligible to receive a grant pursuant to this provision of the 2000 Stock Option Plan following any December 1, will automatically receive a pro rata portion of such grant upon their appointment to such position.  Each option is granted at fair market value on the date of grant, vests one year after the date of grant and expires ten years after the date of grant.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

In May 2002, we entered into an employment agreement with our then Executive Vice President of Operations Timothy J. Pugh.  Mr. Pugh was promoted to Chief Operating Officer in May 2002.  The agreement provides for an annual base salary of $127,500, annual bonus potential based upon financial performance measures at the operating units, and benefits made available to other executives.  The agreement is terminable by either party, at any time, with or without cause.  However, if Mr. Pugh is terminated without cause prior to the third anniversary of the agreement, we will be obligated to pay him an amount equal to six months’ salary.

In February 2003, we entered into an employment agreement with our then Chief Financial Officer and Treasurer Anthony P. Dombrowski.  Mr. Dombrowski assumed the additional positions of President and Chief Executive Officer in March 2003.  The agreement provides for an annual base salary of $133,000, five weeks paid vacation per year, and benefits made available to other executives.  The agreement is terminable by either party, at any time, with or without cause.  However, if Mr. Dombrowski is terminated without cause prior to the third anniversary of the agreement, we will be obligated to pay him an amount equal to six months’ salary.

ITEM 11                                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2003, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) our Named Executive Officers (as defined herein), and (d) all executive officers and directors as a group.  Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares.  Except as otherwise noted below, we know of no agreements among our shareholders which relate to voting or investment power with respect to our common stock.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (1)	Percent of Class (2)

Wayne County Employees’ Retirement System(3)	512,155	38.6%
28 West Adams, Suite 1900
Detroit, Michigan 48226
William F. Rolinski(4)	139,662	15.8%
5242 Greenview
Gaylord, Michigan 49735
Estate of Blair A. Murphy	83,572	9.7%
Thomas E. Zuhl(5)	50,112	5.5%
Michael G. Eyde(6)	45,782	5.1%
6250 West Michigan Avenue
Lansing, Michigan 48917
Henry T. Siwecki(7)	27,997	3.2%
Anthony P. Dombrowski(8)	27,705	3.1%
Timothy J. Pugh(9)	10,713	1.2%
Jonathon D. Ahlbrand(10)	9,939	1.1%
Mark S. Provenzano(11)	9,285	1.1%
Matthew P. Cullen(9)	7,142	*
Ronald Yee(12)	512,512	38.6%
Richard A. Noelke	71	*
All directors and executive officers as a group (9 persons)(13)	655,476	45.5%

*  Represents less than one percent.

(1)                                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.  Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of February 28, 2003.  Unless otherwise indicated, the address of each shareholder is c/o Big Buck Brewery & Steakhouse, Inc., 550 South Wisconsin Street, Gaylord, Michigan 49734.

(2)                                  Percentage of beneficial ownership is based on 861,997 shares outstanding as of February 28, 2003.  Shares issuable pursuant to derivative securities are deemed outstanding for computing the percentage of the person holding such derivative securities but are not deemed outstanding for computing the percentage of any other person.

(3)                                  Includes 28,571 shares purchasable upon the exercise of a warrant and 437,383 shares purchasable upon the conversion of promissory notes.

(4)                                  Includes 19,575 shares purchasable upon the exercise of options.

(5)                                  Includes 2,380 shares purchasable upon the exercise of options, 16,496 shares purchasable upon the conversion of a promissory note and 27,793 shares purchasable upon the conversion of a promissory note held by Pac Rim Associates, Inc.

(6)                                  Includes 28,570 shares purchasable upon the conversion of promissory notes.

(7)                                  Includes 9,284 shares purchasable upon the exercise of options.

(8)                                  Includes 26,848 shares purchasable upon the exercise of options.

(9)                                  Represents shares purchasable upon the exercise of options.

(10)                            Represents 7,856 shares purchasable upon the exercise of options and 2,083 shares purchasable upon the exercise of a warrant held by Seger Financial, Inc.

(11)                            Represents 2,142 shares purchasable upon the exercise of options and 7,143 shares held by Columbia Construction Services – Michigan, Inc.

(12)                            Mr. Yee disclaims beneficial ownership of the securities owned by Wayne County Employees’ Retirement System.

(13)                            Includes 66,365 shares purchasable upon the exercise of options, 30,654 shares purchasable upon the exercise of warrants and 481,672 shares purchasable upon the conversion of promissory notes.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	104,608		$12.28	144,390	(1)
Equity compensation plans not approved by security holders	57,080	(2)	$14.49	0
Total	161,688		$13.06	144,390	(1)

(1)                                  Represents (a) 27,051 shares remaining available for issuance under our 1996 Stock Option Plan, (b) 16,857 shares remaining available for issuance under our 1999 Employee Stock Purchase Plan (which we suspended in January 2003), and (c) 100,482 shares remaining available for issuance under our 2000 Stock Option Plan.  We terminated our 1996 Director Stock Option Plan in September 2000.

(2)                                  Represents (a) 7,142 shares underlying a warrant exercisable at $18.38 per share issued on November 5, 1998 to Bass Pro Outdoor World, L.L.C. that expires on August 31, 2003, (b) 2,083 shares underlying a five-year warrant exercisable at $19.34 per share issued on November 20, 1998 to Seger Financial, Inc., (c) 3,571 shares underlying a three-year warrant exercisable at $12.69 per share issued on January 26, 2000 to Michael G. Eyde, (d) 28,571 shares underlying a warrant exercisable at $14.00 per share issued on February 4, 2000 to Wayne County Employees’ Retirement System that expires on February 27, 2004, (e) an aggregate of 7,142 shares underlying options exercisable at $21.00 per share issued outside of our stock option plans on December 29, 1998 to certain of our executive officers, and (f) an aggregate of 8,571 shares underlying options exercisable at $7.00 per share issued outside of our stock option plans on March 30, 2001 to certain directors of Buck & Bass, L.P.

ITEM 12                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Wayne County Employees’ Retirement System and Relationships with Ronald Yee and Richard A. Noelke

We have obtained certain debt financing from WCERS.  As of March 21, 2003, we owed WCERS approximately $10.2 million.  A first priority lien in favor of WCERS on all of our assets, including the Gaylord unit, our leasehold interest in the Auburn Hills unit, our leasehold interest in the Grand Rapids unit, our limited partnership interest in Buck & Bass, L.P. and all of our other assets, now or hereafter acquired, secures this indebtedness.  As of February 28, 2003, WCERS beneficially owned approximately 38.6% of our common stock.  For more information regarding our transactions with WCERS, please review “Management’s Discussion and Analysis or Plan of Operation.”  Ronald Yee, who became one of our directors in February 2002, serves as Director of WCERS.  Richard A. Noelke, who became one of our directors in December 2001, serves as Deputy Director of WCERS.

Agreements with Michael G. Eyde

We have entered into certain sale/leaseback transactions with Michael G. Eyde.  As of February 28, 2003, Mr. Eyde beneficially owned approximately 5.1% of our common stock.  For more information regarding our transactions with Mr. Eyde, please review “Description of Property – Grand Rapids and Auburn Hills.”

Agreements with Up North Adventures, Transactions with Pac Rim Associates and Thomas E. Zuhl, and Relationship with Thomas E. Zuhl

In July 2001, we granted an exclusive license to Up North Adventures, Inc. (1) to use our intellectual property, (2) to import, sell and distribute our products, and (3) to open and operate our restaurants, in Japan, Thailand, Malaysia and Singapore.  In consideration of such rights, the licensee, an entity owned by Thomas E. Zuhl, will pay us one and one half percent of its gross receipts for products sold in the territory for the first 24 months after the first Big Buck restaurant is opened.  For the remainder of the 25-year term, the royalty amount will increase to two percent.  In July 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to Thomas E. Zuhl.  This note matured in July 2002.  It may be converted into 16,496 shares of common stock at a conversion price of $6.062 per share.  In December 2001, we issued a convertible subordinated promissory note in the principal amount of $100,000 to Pac Rim Associates, Inc.  Such entity is owned by Mr. Zuhl.  This note matured in December 2002.  It may be converted into 27,793 shares of common stock at a conversion price of $3.598 per share.  In January 2002, Mr. Zuhl became one of our directors.

Agreements and Transactions with Columbia Construction Services, Transactions with Supreme Heating and Supply Co, Inc. and Relationship with Mark S. Provenzano

In January 2001, we entered into a Master Agreement for Program Management Services with Columbia Construction Services – Michigan, Inc.  Pursuant to this agreement, Columbia has provided us with certain project-specific construction management services and advice regarding development, design and construction issues related to our restaurant business.  Mark S. Provenzano, who became one of our directors in February 2002, is President and a shareholder of Columbia.  Under the agreement, Columbia conducted certain demolition and construction work in connection with the Nashville location.  For such services, we paid Columbia $212,423 during 2001 and $19,930 during 2002.  Columbia also provided us with advisory services in connection with our former construction litigation.  For such services, we paid Columbia $79,613 during 2001 and $24,000 during 2002.  Our agreement also provides that we will reimburse Columbia, at actual cost plus 15%, for all reimbursable costs incurred by it in connection with project-specific construction management services as well as advisory services.  We did not pay Columbia for any project-specific construction management services during 2002 because we had no pending projects during such fiscal year.  Effective February 9, 2001, we issued 7,142 shares of common stock to Columbia as compensation for field audit services provided by such entity to us in connection with the Grapevine unit.  During 2002, we paid Supreme Heating and Supply Co, Inc. $17,456 for mechanical repair services on the HVAC system at our Auburn Hills location.  Mr. Provenzano is President and a shareholder of Supreme.

Transaction with Seger Financial, Agreements with Private Equity, and Relationship with Jonathon D. Ahlbrand

On November 20, 1998, we issued a five-year warrant, exercisable at $2.7625 per share, for the purchase of 2,083 shares of our common stock to Seger Financial, Inc.  This issuance was made in connection with the $1.4 million debt financing which Seger Financial obtained for us from Crestmark Bank.  In addition, we paid Seger Financial a commission of 5% of the total amount of the debt placed ($70,000).  Private Equity, LLC, an entity of which Jonathon D. Ahlbrand, who became one of our directors in January 2001, is a managing member, performed certain consulting and advisory services for

Seger Financial from April 1998 to July 1998.  In connection with the dissolution of such relationship, Mr. Ahlbrand came to beneficially own the securities underlying the foregoing warrant and was paid $17,500 of the above-referenced commissions.

On September 17, 1999, we entered into a consulting services agreement with Private Equity, LLC.  Pursuant to this agreement, Private Equity agreed to provide advice, recommendations and introductions regarding financing options, market conditions, program structure and strategic options, including acquisitions and mergers.  We agreed to bear all reasonable costs and expenses associated with such consulting efforts.  We reimbursed Private Equity for $22,400 of costs and expenses during 2000.  In addition, we issued warrants to purchase an aggregate of 28,571 shares of our common stock to Private Equity.  Mr. Ahlbrand, who became one of our directors in January 2001, has served as a managing member of Private Equity since April 1998.  All of such warrants expired unexercised on October 1, 2002.

Employment Agreements with Anthony P. Dombrowski and Timothy J. Pugh

Two of our executive officers have employment agreements with our company.  For more information regarding such agreements, please review “Executive Compensation — Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.”

General

All future transactions between us and our officers, directors and principal shareholders and their affiliates will be approved by a majority of the board, including a majority of the independent and disinterested non-employee directors, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 13                EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

See “Index to Exhibits.”

(b)           Reports on Form 8-K

On October 8, 2002, we filed a Current Report on Form 8-K relating to the delisting of our securities from The Nasdaq SmallCap Market.  We filed no other Current Reports on Form 8-K during the quarter ended December 29, 2002.

ITEM 14                CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Within the 90-day period prior to the filing date of this periodic report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to our company required to be disclosed in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan, on March 31, 2003.

BIG BUCK BREWERY & STEAKHOUSE, INC.

By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
President, Chief Executive Officer, Chief
Financial Officer and Treasurer (Principal
Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Anthony P. Dombrowski and Timothy J. Pugh as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Anthony P. Dombrowski	President, Chief Executive Officer,	March 31, 2003
Anthony P. Dombrowski	Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal
Accounting Officer and Principal
Financial Officer)

Director
Jonathon D. Ahlbrand

Director
Matthew P. Cullen

/s/ Richard A. Noelke	Director	March 31, 2003
Richard A. Noelke

/s/ Mark S. Provenzano	Chairman of the Board	March 31, 2003
Mark S. Provenzano

Director
Henry T. Siwecki

/s/ Ronald Yee	Director	March 31, 2003
Ronald Yee

/s/ Thomas E. Zuhl	Director	March 31, 2003
Thomas E. Zuhl

CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 13a-14

I, Anthony P. Dombrowski, Chief Executive Officer and Chief Financial Officer of Big Buck Brewery & Steakhouse, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Big Buck Brewery & Steakhouse, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 31, 2003	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Big Buck Brewery & Steakhouse, Inc. (the “Company”) on Form 10-KSB for the annual period ended December 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony P. Dombrowski, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 31, 2003	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
Chief Executive Officer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-20845)).
3.2	Amended and Restated Bylaws (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-20845)).
4.1	See Exhibit 3.1.
4.2	See Exhibit 3.2.
4.3	Specimen common stock certificate (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 13, 2002 (File No. 0.20845)).
10.1	1996 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
10.2	1996 Director Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 26, 1999 (File No. 0-20845)).
10.4	Amendment No. 1 to 1999 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.5	2000 Stock Option Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 18, 2000 (File No. 0-20845)).
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

10.9

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

10.17	Stock Option Agreement between Big Buck and William F. Rolinski, dated December 29, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
10.18	Stock Option Agreement between Big Buck and Anthony P. Dombrowski, dated December 29, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
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

10.22

Subscription and Investment Representation Agreement for 10% Convertible Secured Promissory Note executed by Wayne County Employees’ Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).

10.23

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

10.27

Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne County Employees’ Retirement System, Payee, dated August 21, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).

10.28

First Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated August 21, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.29

Second Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated October 1, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.30

Third Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated February 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.31

Fourth Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated March 15, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.32

Fifth Loan Modification Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated March 20, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.33

Letter Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated February 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.34

Letter Agreement between by and between Wayne County Employees’ Retirement System and Big Buck, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.35

Letter Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated April 3, 2001 (incorporated by reference to our Annual Report on Form 10-KSB/A, filed on April 13, 2001 (File No. 0-20845)).

10.36

Letter Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated October 1, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).

10.37

Letter Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated February 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.38

Letter Agreement by and between Wayne County Employees’ Retirement System and Big Buck, dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.39

Form of Subscription and Investment Representation Agreement for 10% Convertible Subordinated Promissory Note (including form of note) (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).

10.40	Form of First Amendment to 10% Convertible Subordinated Promissory Note (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.41

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

10.44

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

10.47	License Agreement between Up North Adventures, Inc. and Big Buck, dated July 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.48

Promissory Note in the principal amount of $5,000,000.00, issued by Big Buck, Maker, to United Bank and Trust Company, Payee, dated March 15, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.49

Master Agreement for Program Management Services between Big Buck and Columbia Construction Services – Michigan, Inc., dated January 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.50

Possession Agreement between Big Buck and Opry Mills Limited Partnership, dated March 14, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.51

Settlement and Termination Agreement between Big Buck and Opry Mills Limited Partnership, dated March 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).

10.52	Agreement for Specialized Financial and Organizational Consulting between Big Buck and Iridium Consulting, LLC, dated June 11, 2002.
10.53	Employment Agreement between Big Buck and Anthony P. Dombrowski, dated February 28, 2003.
10.54	Employment Agreement between Big Buck and Timothy J. Pugh, dated May 16, 2002.
21	Subsidiaries of Big Buck (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
23	Consent of Independent Public Accountants.
24	Power of Attorney (included on signature page to Form 10-KSB).