Form 10QSB
period 2003-03-30
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2003-05-13
CIK 1009652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

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

Yes   ☒    No   ☐ ..

As of May 13, 2003, the issuer had outstanding 861,997 shares of common stock.

Transitional Small Business Disclosure Format:

Yes   ☐    No   ☒.

i

PART I

ITEM 1                     Financial Statements

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Balance Sheets

	March 30, 2003	December 29, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$883,077	$1,516,821
Accounts receivable	200,416	145,811
Inventories	180,402	216,428
Prepaids and other	448,225	478,182
Total current assets	1,712,120	2,357,242

PROPERTY AND EQUIPMENT	20,937,023	21,237,757

OTHER ASSETS, net	515,951	534,982

	$23,165,094	$24,129,981
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$705,197	$1,016,370
Accrued expenses	1,671,691	1,448,647
Current maturities of long-term obligations	19,404,867	16,311,999
Total current liabilities	21,781,755	18,777,016

LONG-TERM OBLIGATIONS, less current maturities	—	3,378,737
Total liabilities	21,781,755	22,155,753

MINORITY INTEREST	442,211	449,452

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value, 10,000,000 shares authorized; 862,011 shares issued and outstanding	8,620	8,620
Additional paid-in capital	14,905,621	14,905,621
Accumulated deficit	(13,973,113)	(13,389,465)
Total shareholders’ equity	941,128	1,524,776
	$23,165,094	$24,129,981

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002

REVENUE:
Restaurant sales	$3,895,937	$4,312,807
Wholesale and retail sales	37,464	34,715
Total revenue	3,933,401	4,347,522

COSTS AND EXPENSES:
Cost of sales	1,370,012	1,421,918
Restaurant salaries and benefits	1,062,819	1,095,452
Operating expenses	1,023,663	950,755
Depreciation	324,932	330,576
Preopening expenses and store development costs	—	19,930
General and administrative expenses	344,854	504,171
Total costs and expenses	4,126,280	4,322,802

INCOME (LOSS) FROM OPERATIONS	(192,879)	24,720

OTHER EXPENSE:
Interest expense	(379,462)	(441,960)
Other expense/amortization of financing cost	(18,548)	(101,106)
Other expense, net	(398,010)	(543,066)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(590,889)	(518,346)

INCOME TAX EXPENSE	—	—

LOSS BEFORE MINORITY INTEREST	(590,889)	(518,346)

MINORITY INTEREST SHARE OF JOINT VENTURE	7,241	(1,236)

NET LOSS	$(583,648)	$(519,582)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.68)	$(0.60)

OUTSTANDING WEIGHTED AVERAGE SHARES	862,011	869,051

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
OPERATING ACTIVITIES:
Net loss	$(583,648)	$(519,582)
Adjustments to reconcile net loss to cash flows used in operating activities -
Depreciation and amortization	335,992	413,001
Minority interest share of joint venture	(7,241)	1,236
Change in operating assets and liabilities:
Accounts receivable	(54,605)	197,923
Inventories	36,026	9,494
Prepaids and other	29,957	12,591
Accounts payable	(311,173)	(578,517)
Accrued expenses	223,044	(380,767)
Net cash used in operating activities	(331,648)	(844,621)

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,927)	(17,109)
Increase in other assets	(2,300)	(27,300)
Net cash used in investing activities	(16,227)	(44,409)

FINANCING ACTIVITIES:
Borrowings under long-term debt	—	5,500,000
Payments on long-term debt and capital lease obligations	(285,869)	(1,585,044)
Payment of deferred financing costs	—	(17,775)
Net cash provided by (used in) financing activities	(285,869)	3,897,181

INCREASE (DECREASE) IN CASH	(633,744)	3,008,151

CASH, beginning of period	1,516,821	96,453

CASH, end of period	$883,077	$3,104,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$202,328	$216,150
Income taxes paid	—	—

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Condensed Notes to Financial Statements

March 30, 2003

(1)                                  Basis of Financial Statement Presentation

The accompanying unaudited financial statements included herein have been prepared by Big Buck Brewery & Steakhouse, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Big Buck believes that the disclosures made are adequate to make the information not misleading.

The financial statements for the three months ended March 30, 2003 include the results of operations for the joint venture described in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

The unaudited balance sheet as of March 30, 2003, the unaudited statements of operations for the three months ended March 30, 2003 and March 31, 2002, and the unaudited statements of cash flows for the three months ended March 30, 2003 and March 31, 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 28, 2003.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 29, 2002 audited financial statements have been omitted from these interim financial statements.  It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

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

Overview

We operate restaurant-brewpubs under the name “Big Buck Brewery & Steakhouse.”  Until May 1995 when we opened our first unit in Gaylord, Michigan, we had no operations or revenues and our activities were devoted solely to development.  In March 1997, we opened our second unit in Grand Rapids, Michigan, and in October 1997, we opened our third unit in Auburn Hills, Michigan, a suburb of Detroit.  In August 2000, we opened our fourth unit in Grapevine, Texas, a suburb of Dallas.  This unit is owned and operated by Buck & Bass pursuant to our joint venture agreement with Bass Pro.

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

Three Months Ended March 30, 2003 and March 31, 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002

REVENUE:
Restaurant sales	99.0%	99.2%
Wholesale and retail sales	1.0	0.8

Total revenue	100.0	100.0

COSTS AND EXPENSES:
Cost of sales	34.8	32.7
Restaurant salaries and benefits	27.0	25.2
Operating expenses	26.0	21.9
Depreciation	8.3	7.6
Preopening expenses and store development costs	—	0.5
General and administrative expenses	8.8	11.6

Total costs and expenses	104.9	99.5

INCOME (LOSS) FROM OPERATIONS	(4.9)	0.5

OTHER EXPENSE:
Interest expense	(9.6)	(10.2)
Other expense/amortization of financing cost	(0.5)	(2.3)
Minority interest’s share of subsidiary’s loss (income)	0.2	—
Other expense, net	(9.9)	12.5

NET LOSS	(14.8)%	(12.0)%

Results of Operations for the Three Months Ended March 30, 2003 and March 31, 2002

Revenues

Revenues decreased 9.5% to $3,933,401 in the first quarter of 2003 from $4,347,522 in the first quarter of 2002.  The decrease was mainly due to a weak economy and the lack of a sustained marketing program.  We believe that increased spending on marketing, including the use of a sustained, professionally managed marketing program, will increase revenues at our existing units.

Cost of Sales

Cost of sales, which consists of food, merchandise and brewing supplies, decreased 3.7% to $1,370,012 in the first quarter of 2003 compared to $1,421,918 in the first quarter of 2002.  As a percentage of revenues, cost of sales increased to 34.8% in the first quarter of 2003 as compared to 32.7% in the first quarter of 2002.  The increase as a percentage of revenues was due to a decrease in menu prices as part of an effort to be more price competitive.

Restaurant Salaries and Benefits

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers’ compensation insurance, decreased 3.0% to $1,062,819 in the first quarter of 2003 compared to $1,095,452 in the first quarter of 2002.  As a percentage of revenues, restaurant salaries and benefits increased to 27.0% in the first quarter of 2003 as compared to 25.2% in the first quarter of 2002.  The increase as a percentage of revenues was due to increased workers compensation insurance and lower than anticipated sales.

Operating Expenses

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 7.7% to $1,023,663 in the first quarter of 2003 compared to $950,755 in the first quarter of 2002.  As a percentage of revenues, operating expenses increased to 26.0% in the first quarter of 2003 as compared to 21.9% in the first quarter of 2002.  The increases were due to increases in employee food expense, insurance cost and marketing and advertising expense.

Preopening Expenses and Store Development Costs

Preopening expenses and store development costs consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs.  Our preopening expenses and store development costs were $0 for the first quarter of 2003 and $19,930 for the first quarter of 2002.

General and Administrative Expenses

General and administrative expenses decreased 31.6% to $344,854 in the first quarter of 2003 compared to $504,171 in the first quarter of 2002.  The decrease reflected a decrease in professional fees related to the cessation of legal proceedings involving the Nashville site and the Grapevine unit and a reduction in corporate compensation.  As a percentage of revenue, these expenses decreased to 8.8% in the first quarter of 2003 as compared to 11.6% in the first quarter of 2002.

Depreciation

Depreciation expenses decreased 1.7% to $324,932 in the first quarter of 2003 compared to $330,576 in the first quarter of 2002.  As a percentage of revenues, these expenses increased to 8.3% in the first quarter of 2003 from 7.6% in the first quarter of 2002.  Our depreciation expenses change as our assets become fully depreciated.

Interest Expense

Interest expense decreased 14.1% to $379,462 in the first quarter of 2003 compared to $441,960 in the first quarter of 2002.  The decrease reflected the repayment of the Crestmark Bank note in February 2002 and a lower interest rate on the loan from United Bank and Trust Company.  As a percentage of revenues, interest expense decreased to 9.6% in the first quarter of 2003 from 10.2% in the first quarter of 2002.

Other Income and Expense

Other income and expense includes miscellaneous income and amortization expense.  Other expenses were $18,548 in the first quarter of 2003 compared to $101,106 in the first quarter of 2002.

Liquidity and Capital Resources

Overview

We have not made any required debt service payments to Wayne County Employees’ Retirement System (“WCERS”) since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of May 13, 2003, we had defaulted on $10,346,904 of principal and interest payments to WCERS and $650,000 of principal payments to holders of our convertible subordinated promissory notes.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

We used $331,648 and $844,621 in cash for operating activities during the first quarter of 2003 and the first quarter of 2002, respectively.  We had working capital deficits of approximately $20.1 million at March 30, 2003 and approximately $8.8 million at March 31, 2002.  The reclassification of our indebtedness to WCERS and United Bank and Trust Company from long-term obligations to short-term obligations was primarily responsible for the increase in our working capital deficit.  During the first quarter of 2003 and the first quarter of 2002, we spent $16,227 and $44,409, respectively, in new equipment for existing units and project management fees.  At the direction of WCERS, we have been making interest and principal payments to United Bank and Trust Company.  We have been making interest only payments to most of the holders of our convertible subordinated promissory notes.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $0.6 million for the first quarter of 2003 and approximately $0.5 million for the first quarter of 2002.  As of March 30, 2003, we had an accumulated deficit of $14.0 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.  In addition, our securities were delisted from The Nasdaq SmallCap Market on October 7, 2002, which may adversely affect our ability to raise capital.

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

Financing activities

We did not raise funds through financing activities in the first quarter of 2003.  In February 2002, we received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan.  In March 2002, we obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004.  The collateral of this loan is a $5,000,000 letter of credit from WCERS.  Of the proceeds of such loan, we had used approximately $4,053,000 through May 13, 2003 for the following purposes:

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

•                                          $273,000 to pay property taxes, and

•                                          $604,000 for other working capital purposes.

Additional financing is required for debt repayment

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $20.1 million at March 30, 2003 and approximately $8.8 million at March 31, 2002.  As of May 13, 2003, we had outstanding (1) convertible secured debt aggregating $7,412,786, (2) non-convertible secured debt aggregating $5,518,471, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.  Our outstanding debt must be repaid in full as follows:

Type of Debt	Principal Amount	Repayment Required
Convertible Secured Debt	$7,412,786	Immediate
Non-Convertible Secured Debt	$1,500,000	Immediate
Non-Convertible Secured Debt	$4,018,471	March 2004
Convertible Subordinated Debt	$650,000	Immediate

To fund the maturity of our outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS payment defaults and covenant violations

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of May 13, 2003, we had defaulted on $10,346,904 of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

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

Site repurchase obligations

Because annual gross sales did not exceed $1.5 million for the lease year ended April 2003, the lessor of the Grand Rapids unit obtained the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.

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

Overview

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $20.1 million at March 30, 2003 and approximately $8.8 million at March 31, 2002.  As of May 13, 2003, we had outstanding (1) convertible secured debt aggregating $7,412,786, (2) non-convertible secured debt aggregating $5,518,471, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.

To fund the maturity of the outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

Convertible Secured and Non-Convertible Secured Debt

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of May 13, 2003, we had defaulted on $10,346,904 of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.  As of May 13, 2003, we were also in violation of various covenants under our agreements with WCERS.

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

Convertible Subordinated Promissory Notes

To fund the maturity of the outstanding convertible subordinated promissory notes, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.  As of May 13, 2003, our outstanding convertible subordinated promissory notes had the following terms and conditions:

Principal Amount	Date of Issuance	Maturity Date	Shares Issuable Upon Conversion	Conversion Price

$100,000	10-08-99	10-07-01	9,523	$10.5000
$100,000	11-17-99	11-01-00	5,890	$16.9764
$100,000	01-19-00	10-01-01	14,285	$7.0000
$100,000	12-04-00	10-01-01	14,285	$7.0000
$50,000	01-27-00	01-01-02	9,784	$5.1100
$100,000	07-20-01	07-20-02	16,496	$6.0620
$100,000	12-11-01	12-11-02	27,793	$3.5980

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

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $0.6 million for the first quarter of 2003 and approximately $0.5 million for the first quarter of 2002.  As of March 30, 2003, we had an accumulated deficit of $14.0 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

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

Because annual gross sales did not exceed $1.5 million for the lease year ended April 2003, the lessor of the Grand Rapids unit obtained the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.

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

A significant percentage of our revenue is derived from beer sales.  Total sales of alcohol, including beer, wine and hard liquor, accounted for 22.5% of our revenues during the first quarter of 2003.  We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as the licensing requirements of states and municipalities where our units are located.  Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling our beer.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.

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

As of February 28, 2003, our officers and directors beneficially owned approximately 45.5% of our outstanding common stock.  Accordingly, such persons, if they act in concert, can:

•                                          exert substantial influence over the composition of our board of directors,

•                                          generally direct our affairs, and

•                                          generally control the outcome of shareholder approvals of business acquisitions, mergers and combinations and other actions.

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

We had 861,997 shares of common stock outstanding as of May 13, 2003.  On that date, we also had warrants, stock options, convertible debt and other rights outstanding to purchase an additional 837,946 shares of common stock, exercisable at prices ranging from $0.28 to $36.75 per share.  We have also registered certain shares of our common stock for resale on the public market.  The sale of such shares, and the sale of additional shares which may become eligible for sale in the public market from time to time upon the exercise of warrants, stock options, convertible debt and other rights, may be dilutive to existing security holders and could have the effect of depressing the market price of our securities.

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

PART II                OTHER INFORMATION

ITEM 1                   Legal Proceedings

We were not a party to any material litigation as of May 13, 2003.

ITEM 2                                                        Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3                                                        Defaults upon Senior Securities

We have not made any required debt service payments to Wayne County Employees’ Retirement System (“WCERS”) since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of secured debt held by WCERS became due and payable.  As of May 13, 2003, we had defaulted on $10,346,904 of principal and interest payments to WCERS and $650,000 of principal payments to holders of our convertible subordinated promissory notes.

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

ITEM 4                                                        Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5                                                        Other Information

Not applicable.

ITEM 6                                                        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

See “Index to Exhibits.”

(b)                                 Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: May 13, 2003	By	/s/ Anthony P. Dombrowski
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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Dated: May 13, 2003	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
Chief Executive Officer and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10	Severance Agreement by and among Big Buck, Wayne County Employees’ Retirement System and William F. Rolinski, dated February 21, 2003.

99	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.