Form 10QSB
period 2003-06-29
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2003-08-12
CIK 1009652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

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

Yes ☒  No ☐.

As of August 8, 2003, the issuer had outstanding 861,997 shares of common stock.

Transitional Small Business Disclosure Format:

Yes ☐  No ☒.

i

PART I

ITEM 1                                Financial Statements

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Balance Sheets

	June 29, 2003	December 29, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$933,122	$1,516,821
Accounts receivable	63,256	145,811
Inventories	178,333	216,428
Prepaids and other	406,849	478,182
Total current assets	1,581,560	2,357,242

PROPERTY AND EQUIPMENT	20,625,352	21,237,757

OTHER ASSETS, net	494,921	534,982

	$22,701,833	$24,129,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$908,005	$1,016,370
Accrued expenses	1,934,482	1,448,647
Current maturities of long-term obligations	19,168,977	16,311,999
Total current liabilities	22,011,464	18,777,016

LONG-TERM OBLIGATIONS, less current maturities	—	3,378,737
Total liabilities	22,011,464	22,155,753

MINORITY INTEREST	433,611	449,452

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value, 10,000,000 shares authorized; 861,997 shares issued and outstanding	8,620	8,620
Additional paid-in capital	14,905,621	14,905,621
Accumulated deficit	(14,657,483)	(13,389,465)
Total shareholders’ equity	256,758	1,524,776
	$22,701,833	$24,129,981

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

REVENUE:
Restaurant sales	$3,546,734	$4,058,018	$7,442,671	$8,370,824
Wholesale and retail sales	17,237	33,005	54,700	67,719
Total revenue	3,563,971	4,091,023	7,497,372	8,438,543

COSTS AND EXPENSES:
Cost of sales	1,211,410	1,353,827	2,581,424	2,775,745
Restaurant salaries and benefits	978,095	1,059,013	2,040,914	2,164,105
Operating expenses	1,033,909	942,799	2,057,572	1,883,912
Depreciation	324,932	330,575	649,864	661,150
Preopening expenses and store development costs	0	0	0	19,930
General and administrative expenses	265,194	434,926	610,051	939,094
Total costs and expenses	3,813,539	4,121,140	7,939,824	8,443,936

LOSS FROM OPERATIONS	(249,569)	(30,117)	(442,453)	(5,393)

OTHER EXPENSE:
Interest expense	(424,336)	(438,638)	(803,797)	(880,599)
Other expense/amortization of financing cost	(19,061)	(96,380)	(37,609)	(197,486)
Other expense, net	(443,397)	(535,018)	(841,406)	(1,078,085)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(692,966)	(565,135)	(1,283,859)	(1,083,478)

INCOME TAX EXPENSE	0	0	0	0

LOSS BEFORE MINORITY INTEREST	(692,966)	(565,135)	(1,283,859)	(1,083,478)

MINORITY INTEREST SHARE OF JOINT VENTURE	8,599	4,359	15,841	(3,123)

NET LOSS	$(684,367)	$(560,776)	$(1,268,017)	$(1,080,355)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.79)	$(0.65)	$(1.47)	$(1.24)

OUTSTANDING WEIGHTED AVERAGE SHARES	861,997	869,069	861,997	869,060

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
OPERATING ACTIVITIES:
Net loss	$(1,268,017)	$(1,080,355)
Adjustments to reconcile net loss to cash flows used in operating activities -
Depreciation and amortization	671,984	818,522
Minority interest’s share of joint venture	(15,841)	(3,123)
Change in operating assets and liabilities:
Accounts receivable	82,555	220,805
Inventories	38,095	10,000
Prepaids and other	71,333	(104,097)
Accounts payable	(108,365)	(1,513,032)
Accrued expenses	485,835	363,078
Net cash used in operating activities	(42,421)	(1,288,202)

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,918)	(471,658)
Increase in other assets	(2,601)	(99,571)
Net cash used in investing activities	(19,519)	(571,229)

FINANCING ACTIVITIES:
Borrowings under long-term debt	0	5,500,000
Payments on long-term debt and capital lease obligations	(521,759)	(1,840,681)
Proceeds from sale of common stock	0	2,621
Payment of deferred financing costs	0	(17,775)
Net cash provided by (used in) financing activities	(521,759)	3,644,165

INCREASE (DECREASE) IN CASH	(583,699)	1,784,734

CASH, beginning of period	1,516,821	96,453

CASH, end of period	$933,122	$1,881,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$390,851	$441,168
Income taxes paid	0	0

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Condensed Notes to Financial Statements

June 29, 2003

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

The financial statements for the six months ended June 29, 2003 include the results of operations for the joint venture described in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

The unaudited balance sheet as of June 29, 2003, the unaudited statements of operations for the three and six months ended June 29, 2003 and June 30, 2002, and the unaudited statements of cash flows for the six months ended June 29, 2003 and June 30, 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 28, 2003.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 29, 2002 audited financial statements have been omitted from these interim financial statements.  It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

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

For the foreseeable future, we plan to focus on the following objectives:

•              refinancing of existing indebtedness, and

•              continued implementation of cost controls.

Our future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions.

Three and Six Months Ended June 29, 2003 and June 30, 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
REVENUE:
Restaurant sales	99.5%	99.2%	99.3%	99.2%
Wholesale and retail sales	0.5	0.8	0.7	0.8

Total revenue	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of sales	34.0	33.1	34.4	32.9
Restaurant salaries and benefits	27.5	25.9	27.2	25.7
Operating expenses	29.0	23.0	27.5	22.3
Depreciation	9.1	8.1	8.7	7.8
Preopening expenses and store development costs	0.0	0.0	0.0	0.3
General and administrative expenses	7.4	10.6	8.1	11.1

Total costs and expenses	107.0	100.7	105.9	100.1

LOSS FROM OPERATIONS	(7.0)	(0.7)	(5.9)	(0.1)

OTHER EXPENSE:
Interest expense	(11.9)	(10.7)	(10.7)	(10.4)
Other expense/amortization of financing cost	(0.5)	(2.4)	(0.5)	(2.3)
Other expense, net	(12.4)	(13.1)	(11.2)	(12.7)

NET LOSS	(19.4)%	(13.8)%	(17.1)%	(12.8)%

Results of Operations for the Three and Six Months Ended June 29, 2003 and June 30, 2002

Revenues

Revenues decreased 12.9% to $3,563,971 in the second quarter of 2003 from $4,091,023 in the second quarter of 2002, and decreased 11.2% to $7,497,372 for the first six months of 2003 from $8,438,543 for the first six months of 2002.  The decreases were mainly due to a weak economy.  Increased advertising during the first six months of 2003 has not yielded increase revenues to date.  We believe that increased spending on marketing, including the use of a sustained, professionally managed marketing program, will increase revenues at our existing units.

Cost of Sales

Cost of sales, which consists of food, merchandise and brewing supplies, decreased 10.5% to $1,211,410 in the second quarter of 2003 compared to $1,353,827 in the second quarter of 2002, and decreased 7.0% to $2,581,424 for the first six months of 2003 compared to $2,775,745 for the first six months of 2002.  As a percentage of revenues, cost of sales increased to 34.0% in the second quarter of 2003 as compared to 33.1% in the second quarter of 2002, and increased to 34.4% in the first six months of 2003 as compared to

32.9% in the first six months of 2002.  The increases as a percentage of revenues were due to a decrease in menu prices as part of an effort to be more price competitive.

Restaurant Salaries and Benefits

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers’ compensation insurance, decreased 7.6% to $978,095 in the second quarter of 2003 compared to $1,059,013 in the second quarter of 2002, and decreased 5.7% to $2,040,914 in the first six months of 2003 compared to $2,164,105 in the first six months of 2002.  As a percentage of revenues, restaurant salaries and benefits increased to 27.5% in the second quarter of 2003 as compared to 25.9% in the second quarter of 2002, and increased to 27.2% in the first six months of 2003 as compared to 25.7% in the first six months of 2002.  The increases as a percentage of revenues were due to increased workers compensation insurance and lower than anticipated sales.

Operating Expenses

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, increased 9.7% to $1,033,909 in the second quarter of 2003 compared to $942,799 in the second quarter of 2002, and increased 9.2% to $2,057,572 for the first six months of 2003 compared to $1,883,912 for the first six months of 2002.  As a percentage of revenues, operating expenses increased to 29.0% in the second quarter of 2003 as compared to 23.0% in the second quarter of 2002, and increased to 27.5% in the first six months of 2003 as compared to 22.3% in the first six months of 2002.  The increases were due to increases in employee food expense, insurance cost and marketing and advertising expense.

Depreciation

Depreciation expenses decreased 1.7% to $324,932 in the second quarter of 2003 compared to $330,575 in the second quarter of 2002, and decreased 1.7% to $649,864 for the first six months of 2003 compared to $661,150 for the first six months of 2002.  As a percentage of revenues, these expenses increased to 9.1% in the second quarter of 2003 from 8.1% in the second quarter of 2002, and increased to 8.7% in the first six months of 2003 as compared to 7.8% in the first six months of 2002.  Our depreciation expenses change as our assets become fully depreciated.

Preopening Expenses and Store Development Costs

Preopening expenses and store development costs consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs.  We incurred no preopening expenses and store development costs in the second quarter of 2003, the first six months of 2003 or the second quarter of 2002.  We incurred preopening expenses and store development costs of $19,930 for the first six months of 2002.

General and Administrative Expenses

General and administrative expenses decreased 39.0% to $265,194 in the second quarter of 2003 compared to $434,926 in the second quarter of 2002, and decreased 35.0% to $610,051 for the first six months of 2003 compared to $939,094 for the first six months of 2002.  The decreases reflected a decrease in professional fees related to the cessation of legal proceedings involving the Nashville site and the Grapevine unit and a reduction in corporate compensation.  As a percentage of revenue, these expenses decreased to 7.4% in the second quarter of 2003 as compared to 10.6% in the second quarter of 2002, and decreased to 8.1% in the first six months of 2003 as compared to 11.1% in the first six months of 2002.

Interest Expense

Interest expense decreased 3.3% to $424,336 in the second quarter of 2003 compared to $438,638 in the second quarter of 2002, and decreased 8.7% to $803,797 for the first six months of 2003 compared to $880,599 for the first six months of 2002.  The decreases reflected the repayment of the Crestmark Bank note in February 2002 and a lower variable interest rate on the loan from United Bank and Trust Company.  As a percentage of revenues, interest expense increased to 11.9% in the second quarter of 2003 from 10.7% in the second quarter of 2002, and increased to 10.7% in the first six months of 2003 as compared to 10.4% in the first six months of 2002.

Other Expense / Amortization of Financing Cost

Other expense / amortization of financing cost includes miscellaneous income and amortization expense.  These expenses were $19,061 in the second quarter of 2003 as compared to $96,380 in the second quarter of 2002, and $37,609 for the first six months of 2003 as compared to $197,486 for the first six months of 2002.

Liquidity and Capital Resources

Overview

We have not made any required debt service payments to Wayne County Employees’ Retirement System (“WCERS”) since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of August 8, 2003, we had defaulted on approximately $10.6 million of principal and interest payments to WCERS and $650,000 of principal payments to holders of our convertible subordinated promissory notes.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

We used approximately $42,000 and approximately $1.3 million in cash for operating activities during the first six months of 2003 and the first six months of 2002, respectively.  We had working capital deficits of approximately $20.5 million at June 29, 2003, and approximately $16.4 million at June 30, 2002.  During the first six months of 2003 and the first six months of 2002, we spent $20,000 and $571,000, respectively, for equipment.  At the direction of WCERS, we have been making interest and principal payments to United Bank and Trust Company.  We have been making interest only payments to the holders of our convertible subordinated promissory notes.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $0.7 million for the second quarter of 2003 and approximately $0.6 million for the second quarter of 2002.  As of June 29, 2003, we had an accumulated deficit of $14.7 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.  In addition, our securities were delisted from The Nasdaq SmallCap Market on October 7, 2002, which may adversely affect our ability to raise capital.

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

Financing activities

We did not raise funds through financing activities in the first six months of 2003.  In February 2002, we received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan.  In March 2002, we obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004.  The collateral of this loan is a $5,000,000 letter of credit from WCERS.  Of the proceeds of such loan, we had used approximately $4,211,500 through August 8, 2003, for the following purposes:

•                                          $200,000 to terminate our lease of the Nashville site,

•                                          $500,000 to repay the advance from WCERS,

•                                          $1,000,000 to repay our indebtedness to Crestmark Bank,

•                                          $825,000 to settle the dispute between Buck & Bass and the general contractor of the Grapevine unit,

•                                          $466,500 to make principal and interest payments to United Bank and Trust Company,

•                                          $108,000 to pay Columbia Construction Services, an entity controlled by one of our directors, Mark S. Provenzano, for services rendered in connection with the Nashville site,

•                                          $163,000 to pay certain accounts payable,

•                                          $273,000 to pay property taxes, and

•                                          $676,000 for other working capital purposes.

Additional financing is required for debt repayment

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $20.5 million at June 29, 2003 and approximately $16.4 million at June 30, 2002.  As of August 8, 2003, we had outstanding (1) convertible secured debt aggregating $7,412,786, (2) non-convertible secured debt aggregating $5,360,188, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.  Our outstanding debt must be repaid in full as follows:

Type of Debt	Principal Amount	Repayment Required
Convertible Secured Debt	$7,412,786	Immediate
Non-Convertible Secured Debt	$1,500,000	Immediate
Non-Convertible Secured Debt	$3,860,188	March 2004
Convertible Subordinated Debt	$650,000	Immediate

To fund the maturity of our outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS payment defaults and covenant violations

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of August 8, 2003, we had defaulted on approximately $10.6 million of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

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

Limitations on ability to incur additional indebtedness

We granted the following security interests to WCERS in connection with its provision of certain debt financing:

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

Overview

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $20.5 million at June 29, 2003, and approximately $16.4 million at June 30, 2002.  As of August 8, 2003, we had outstanding (1) convertible secured debt aggregating $7,412,786, (2) non-convertible secured debt aggregating $5,360,188, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.

To fund the maturity of the outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

Convertible Secured and Non-Convertible Secured Debt

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of August 8, 2003, we had defaulted on approximately $10.6 million of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.  As of August 8, 2003, we were also in violation of various covenants under our agreements with WCERS.

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

Convertible Subordinated Promissory Notes

To fund the maturity of the outstanding convertible subordinated promissory notes, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.  As of August 8, 2003, our outstanding convertible subordinated promissory notes had the following terms and conditions:

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

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $0.7 million for the second quarter of 2003 and approximately $0.6 million for the second quarter of 2002.  As of June 29, 2003, we had an accumulated deficit of $14.7 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

If we are unable to obtain additional capital or secure refinancing, we may be required to scale back or cease operations.

If additional capital does not become available to us, we may be required to scale back or cease operations.  We cannot assure you that we will be able to secure additional financing or refinancing.  If we are able to obtain financing or refinancing, we cannot assure you that it will be on favorable or acceptable terms.  To obtain additional financing, we anticipate that we will be required to sell additional debt or equity securities.  New investors may seek and obtain substantially better terms than those available in connection with open market purchases and our issuance of securities in the future may result in substantial dilution.  To obtain refinancing, we may be required to agree to certain negative covenants with which we may be unable to comply.  In addition, our securities were delisted from The Nasdaq SmallCap Market on October 7, 2002, which may adversely affect our ability to raise capital.

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

Our securities are subject to certain rules of the SEC relating to “penny stocks.”  Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market.  In addition, trading in our securities is conducted in the over-the-counter market on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements.  Selling our securities may be difficult because of the quantity of securities that may be bought and sold, the possibility that transactions may be delayed, and the low level of security analyst and news media coverage given to over-the-counter stocks.  These factors could contribute to lower prices and larger spreads in the bid and asked prices for our securities.

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

If either lessor elects to exercise its option to require us to repurchase a site, we would be forced to repurchase such site at a premium over its sale price.  We cannot assure you that we will have sufficient funds to repurchase either site.  If we are required to repurchase a site and cannot do so, it would have a material adverse impact on our business, operating results, cash flows and financial condition.

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

A significant percentage of our revenue is derived from beer sales.  Total sales of alcohol, including beer, wine and hard liquor, accounted for 22.1% of our revenues during the second quarter of 2003.  We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as the licensing requirements of states and municipalities where our units are located.  Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling our beer.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.

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

As of August 8, 2003, our officers and directors beneficially owned approximately 45.5% of our outstanding common stock.  Accordingly, such persons, if they act in concert, can:

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

We had 861,997 shares of common stock outstanding as of August 8, 2003.  On that date, we also had warrants, stock options, convertible debt and other rights outstanding to purchase an additional 837,946 shares of common stock, exercisable at prices ranging from $0.28 to $36.75 per share.  We have also registered certain shares of our common stock for resale on the public market.  The sale of such shares, and the sale of additional shares which may become eligible for sale in the public market from time to time upon the exercise of warrants, stock options, convertible debt and other rights, may be dilutive to existing security holders and could have the effect of depressing the market price of our securities.

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

PART II                                                   OTHER INFORMATION

ITEM 1                                                        Legal Proceedings

We were not a party to any material litigation as of August 8, 2003.

ITEM 2                                                        Changes in Securities and Use of Proceeds

Not applicable.

ITEM 3                                                        Defaults upon Senior Securities

We have not made any required debt service payments to Wayne County Employees’ Retirement System (“WCERS”) since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of secured debt held by WCERS became due and payable.  As of August 8, 2003, we had defaulted on approximately $10.6 million of principal and interest payments to WCERS and $650,000 of principal payments to holders of our convertible subordinated promissory notes.

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

ITEM 4                                                        Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5                                                        Other Information

Not applicable.

ITEM 6                                                        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

See “Index to Exhibits.”

(b)                                 Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the second quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: August 12, 2003	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
President, Chief Executive Officer, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31	Certification Pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.