Form 10QSB
period 2003-09-28
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2003-11-10
CIK 1009652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

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

Yes  ☒  No  ☐.

As of November 10, 2003, the issuer had outstanding 861,997 shares of common stock.

Transitional Small Business Disclosure Format:

Yes  ☐  No  ☒.

i

PART I

ITEM 1                                Financial Statements

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Balance Sheets

	September 28, 2003	December 29, 2002
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$676,763	$1,516,821
Accounts receivable	153,374	145,811
Inventories	131,468	216,428
Prepaids and other	543,021	478,182
Total current assets	1,504,626	2,357,242

PROPERTY AND EQUIPMENT	18,532,465	21,237,757

ASSETS HELD FOR SALE	1,778,681	—

OTHER ASSETS, net	492,027	534,982

	$22,307,799	$24,129,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$968,283	$1,016,370
Accrued expenses	2,166,432	1,448,647
Current maturities of long-term obligations	19,091,358	16,311,999
Total current liabilities	22,226,073	18,777,016

LONG-TERM OBLIGATIONS, less current maturities	—	3,378,737
Total liabilities	22,226,073	22,155,753

MINORITY INTEREST	427,013	449,452

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.01 par value, 10,000,000 shares authorized; 861,997 shares issued and outstanding	8,620	8,620
Additional paid-in capital	14,905,621	14,905,621
Accumulated deficit	(15,259,528)	(13,389,465)
Total shareholders’ equity	(345,287)	1,524,776
	$22,307,799	$24,129,981

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002

REVENUE:
Restaurant sales	$3,733,606	$4,175,807	$11,176,276	$12,546,630
Wholesale and retail sales	24,783	41,326	79,482	109,046
Total revenue	3,758,389	4,217,133	11,255,758	12,655,676

COSTS AND EXPENSES:
Cost of sales	1,334,364	1,427,197	3,915,787	4,202,821
Restaurant salaries and benefits	1,059,711	1,095,167	3,100,624	3,259,271
Operating expenses	915,099	983,626	2,974,097	2,867,333
Depreciation	313,956	339,640	963,819	1,000,790
Preopening expenses and store development costs	—	—	—	19,930
General and administrative expenses	303,636	434,332	913,689	1,373,426
Total costs and expenses	3,926,766	4,279,962	11,868,016	12,723,572

LOSS FROM OPERATIONS	(168,377)	(62,829)	(612,258)	(67,895)

OTHER EXPENSE:
Interest expense	(429,246)	(439,245)	(1,233,043)	(1,319,845)
Other expense/amortization of financing cost	(65,443)	(89,624)	(47,194)	(287,110)
Other expense, net	(494,689)	(528,869)	(1,280,237)	(1,606,955)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(663,066)	(591,698)	(1,892,495)	(1,674,849)

INCOME TAX EXPENSE	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(663,066)	(591,698)	(1,892,495)	(1,674,849)

MINORITY INTEREST SHARE OF JOINT VENTURE	6,598	5,868	22,439	8,958

NET LOSS	$(656,468)	$(585,830)	$(1,870,056)	$(1,665,892)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.76)	$(0.67)	$(2.17)	$(1.92)

OUTSTANDING WEIGHTED AVERAGE SHARES	861,997	870,683	861,997	869,595

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
OPERATING ACTIVITIES:
Net loss	$(1,870,056)	$(1,665,892)
Adjustments to reconcile net loss to cash flows used in operating activities -
Depreciation and amortization	996,990	1,236,846
Minority interest’s share of joint venture	(22,439)	(8,958)
Interest paid for with common stock	—	—
Consulting services paid for with common stock	—	—
Change in operating assets and liabilities:
Accounts receivable	(7,563)	211,028
Inventories	84,960	16,337
Prepaids and other	(64,839)	(80,616)
Accounts payable	(48,087)	(1,229,164)
Accrued expenses	717,786	147,365
Net cash used in operating activities	(213,248)	(1,443,054)

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,618)	(473,710)
Increase in other assets	(5,814)	(99,571)
Net cash used in investing activities	(27,432)	(573,281)

FINANCING ACTIVITIES:
Borrowings under long-term debt	—	5,550,000
Payments on long-term debt and capital lease obligations	(599,378)	(2,118,060)
Proceeds from sale of common stock	—	2,621
Repurchase of common stock	—	(19,355)
Payment of deferred financing costs	—	(17,775)
Net cash provided by (used in) financing activities	(599,378)	3,347,431

INCREASE (DECREASE) IN CASH	(840,058)	1,331,096

CASH, beginning of period	1,516,821	96,453

CASH, end of period	$676,763	$1,427,549

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$595,775	$665,182
Income taxes paid	—	—

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Condensed Notes to Financial Statements

September 28, 2003

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

The financial statements for the nine months ended September 28, 2003 include the results of operations for the joint venture described in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

The unaudited balance sheet as of September 28, 2003, the unaudited statements of operations for the three and nine months ended September 28, 2003 and September 29, 2002, and the unaudited statements of cash flows for the nine months ended September 28, 2003 and September 29, 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 28, 2003.  The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.  Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 29, 2002 audited financial statements have been omitted from these interim financial statements.  It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck’s Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

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

Due to continued operating losses, we closed our Grand Rapids unit in September 2003.  We encountered more difficulty than we expected in attracting customers to this urban location due to its distance from the expressway and significant retail development to the west of the city.  We lease the Grand Rapids site from an entity owned by one of our significant shareholders, who is also the landlord of our Auburn Hills unit.  The lease has a remaining term of approximately three and one-half years.  Annual rental payments under the lease approximate $140,000 plus property taxes and other occupancy expenses.  The landlord has a lien on all of the personal property and fixtures on the premises as security for these payments.  The landlord also has the right to require us to repurchase the premises for $1.4 million plus $70,000 for each year since April 1997 on a pro rata basis.  We are in negotiations with our landlord regarding termination of the Grand Rapids lease; however, we cannot currently estimate what, if any, the total costs or losses will be as a result of the closing and termination of this lease.  During fiscal year 2002, we recorded non-cash asset impairment charges of $800,000 to write-down the building and improvements of the Grand Rapids unit.

For the foreseeable future, we plan to focus on the following objectives:

•                                          refinancing of existing indebtedness,

•                                          continued implementation of cost controls, and

•                                          increasing sales through additional marketing efforts.

Our future revenues and profits will depend upon various factors, including market acceptance of the Big Buck Brewery & Steakhouse concept and general economic conditions.

Three and Nine Months Ended September 28, 2003 and September 29, 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
REVENUE:
Restaurant sales	99.3%	99.0%	99.3%	99.1%
Wholesale and retail sales	0.7	1.0	0.7	0.9

Total revenue	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Cost of sales	35.5	33.8	34.8	33.2
Restaurant salaries and benefits	28.2	26.0	27.5	25.8
Operating expenses	24.3	23.3	26.4	22.7
Depreciation	8.4	8.1	8.6	7.9
Preopening expenses and store development costs	0.0	0.0	0.0	0.2
General and administrative expenses	8.1	10.3	8.1	10.9

Total costs and expenses	(104.5)	(101.5)	(105.4)	(100.7)

LOSS FROM OPERATIONS	(4.5)	(1.5)	(5.4)	(0.7)

OTHER EXPENSE:
Interest expense	(11.4)	(10.4)	(11.0)	(10.4)
Other expense/amortization of financing cost	(1.7)	(2.1)	(0.4)	(2.3)
Minority interest’s share of joint venture	0.2	0.1	0.2	0.1
Other expense, net	(12.9)	(12.4)	(11.2)	(12.6)

NET LOSS	(17.4)%	(13.9)%	(16.6)%	(13.2)%

Results of Operations for the Three and Nine Months Ended September 28, 2003 and September 29, 2002

Revenues

Revenues decreased 10.9% to $3,758,389 in the third quarter of 2003 from $4,217,133 in the third quarter of 2002, and decreased 11.1% to $11,255,758 for the first nine months of 2003 from $12,655,676 for the first nine months of 2002.  The decreases were mainly due to a weak economy and a three-month closure of the expressway exit ramp leading to our Auburn Hills unit.  Increased advertising during the first nine months of 2003 has not yielded increased revenues to date.  We believe that increased spending on marketing, including the use of a sustained, professionally managed marketing program, will increase revenues at our existing units.  Due to continued operating losses, we closed our Grand Rapids unit on September 21, 2003.

Cost of Sales

Cost of sales, which consists of food, merchandise and brewing supplies, decreased 6.5% to $1,334,364 in the third quarter of 2003 compared to $1,427,197 in the third quarter of 2002, and decreased 6.8% to $3,915,787 for the first nine months of 2003 compared to $4,202,821 for the first nine months of

2002.  As a percentage of revenues, cost of sales increased to 35.5% in the third quarter of 2003 as compared to 33.8% in the third quarter of 2002, and increased to 34.8% in the first nine months of 2003 as compared to 33.2% in the first nine months of 2002.  The increases as a percentage of revenues were due to a decrease in menu prices as part of an effort to be more price competitive.

Restaurant Salaries and Benefits

Restaurant salaries and benefits, which consist of restaurant management and hourly employee wages and benefits, payroll taxes and workers’ compensation insurance, decreased 3.2% to $1,059,711 in the third quarter of 2003 compared to $1,095,167 in the third quarter of 2002, and decreased 4.9% to $3,100,624 in the first nine months of 2003 compared to $3,259,271 in the first nine months of 2002.  As a percentage of revenues, restaurant salaries and benefits increased to 28.2% in the third quarter of 2003 as compared to 26.0% in the third quarter of 2002, and increased to 27.5% in the first nine months of 2003 as compared to 25.8% in the first nine months of 2002.  The increases as a percentage of revenues were due to increases in workers compensation insurance, health insurance and lower than anticipated sales.

Operating Expenses

Operating expenses, which include supplies, utilities, repairs and maintenance, advertising and occupancy costs, decreased 7.0% to $915,099 in the third quarter of 2003 compared to $983,626 in the third quarter of 2002, and increased 3.7% to $2,974,097 for the first nine months of 2003 compared to $2,867,333 for the first nine months of 2002.  As a percentage of revenues, operating expenses increased to 24.3% in the third quarter of 2003 as compared to 23.3% in the third quarter of 2002, and increased to 26.4% in the first nine months of 2003 as compared to 22.7% in the first nine months of 2002.  The increases were due to increases in insurance cost and marketing and advertising expense.

Depreciation

Depreciation expenses decreased 7.6% to $313,956 in the third quarter of 2003 compared to $339,640 in the third quarter of 2002, and decreased 3.7% to $963,819 for the first nine months of 2003 compared to $1,000,790 for the first nine months of 2002.  As a percentage of revenues, these expenses increased to 8.4% in the third quarter of 2003 from 8.1% in the third quarter of 2002, and increased to 8.6 % in the first nine months of 2003 as compared to 7.9% in the first nine months of 2002.  Our depreciation expenses change as our assets become fully depreciated.

Preopening Expenses and Store Development Costs

Preopening expenses and store development costs consist of expenses incurred prior to the opening of a new unit, including but not limited to wages and benefits, relocation costs, supplies, advertising expenses and training costs.  We incurred no preopening expenses and store development costs in the third quarter of 2003, the first nine months of 2003 or the third quarter of 2002.  We incurred preopening expenses and store development costs of $19,930 for the first nine months of 2002 in connection with the Nashville unit.

General and Administrative Expenses

General and administrative expenses decreased 30.1% to $303,636 in the third quarter of 2003 compared to $434,332 in the third quarter of 2002, and decreased 33.5% to $913,689 for the first nine months of 2003 compared to $1,373,426 for the first nine months of 2002.  The decreases reflected a decrease in professional fees related to the cessation of legal proceedings involving the Nashville site and the Grapevine unit and a reduction in corporate overhead.  As a percentage of revenue, these expenses decreased to 8.1% in the third quarter of 2003 as compared to 10.3% in the third quarter of 2002, and decreased to 8.1% in the first nine months of 2003 as compared to 10.9% in the first nine months of 2002.

Interest Expense

Interest expense decreased 2.3% to $429,246 in the third quarter of 2003 compared to $439,245 in the third quarter of 2002, and decreased 6.6% to $1,233,043 for the first nine months of 2003 compared to $1,319,845 for the first nine months of 2002.  The decreases reflected the repayment of the Crestmark Bank note in February 2002 and a lower variable interest rate on the loan from United Bank and Trust Company.  As a percentage of revenues, interest expense increased to 11.4% in the third quarter of 2003 from 10.4% in the third quarter of 2002, and increased to 11.0% in the first nine months of 2003 as compared to 10.4% in the first nine months of 2002.

Other Expense / Amortization of Financing Cost

Other expense / amortization of financing cost includes miscellaneous income and amortization expense.  These expenses were $65,443 in the third quarter of 2003 as compared to $89,624 in the third quarter of 2002, and $47,195 for the first nine months of 2003 as compared to $287,110 for the first nine months of 2002.

Liquidity and Capital Resources

Overview

We have not made any required debt service payments to Wayne County Employees’ Retirement System (“WCERS”) since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of the secured debt held by WCERS became due and payable.  As of November 10, 2003, we had defaulted on approximately $10.8 million of principal and interest payments to WCERS and $650,000 of principal payments to holders of our convertible subordinated promissory notes.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

We used approximately $213,248 and approximately $1.4 million in cash for operating activities during the first nine months of 2003 and the first nine months of 2002, respectively.  We had working capital deficits of approximately $20.7 million at September 28, 2003, and approximately $10.1 million at September 29, 2002.  During the first nine months of 2003 and the first nine months of 2002, we spent $27,400 and $0.5 million, respectively, for equipment.  At the direction of WCERS, we have been making interest and principal payments to United Bank and Trust Company.  We have been making interest only payments to the holders of our convertible subordinated promissory notes.

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $0.7 million for the third quarter of 2003 and approximately $0.6 million for the third quarter of 2002.  As of September 28, 2003, we had an accumulated deficit of $15.3 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.  In addition, our securities were delisted from The Nasdaq SmallCap Market on October 7, 2002, which may adversely affect our ability to raise capital.

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

Financing activities

We did not raise funds through financing activities in the first nine months of 2003.  In February 2002, we received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan.  In March 2002, we obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004.  The collateral of this loan is a $5,000,000 letter of credit from WCERS.  Of the proceeds of such loan, we had used approximately $4,427,500 through November 10, 2003, for the following purposes:

•                                          $200,000 to terminate our lease of the Nashville site,

•                                          $500,000 to repay the advance from WCERS,

•                                          $1,000,000 to repay our indebtedness to Crestmark Bank,

•                                          $825,000 to settle the dispute between Buck & Bass and the general contractor of the Grapevine unit,

•                                          $616,500 to make principal and interest payments to United Bank and Trust Company,

•                                          $108,000 to pay Columbia Construction Services, an entity controlled by one of our directors, Mark S. Provenzano, for services rendered in connection with the Nashville site,

•                                          $163,000 to pay certain accounts payable,

•                                          $273,000 to pay property taxes, and

•                                          $742,000 for other working capital purposes.

Additional financing is required for debt repayment

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $20.7 million at September 28, 2003 and approximately $10.1 million at September 29, 2002.  As of November 10, 2003, we had outstanding (1) convertible secured debt aggregating $7,408,789, (2) non-convertible secured debt aggregating $5,123,487, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.  Our outstanding debt must be repaid in full as follows:

Type of Debt	Principal Amount	Repayment Required
Convertible Secured Debt	$7,408,789	Immediate
Non-Convertible Secured Debt	$1,500,000	Immediate
Non-Convertible Secured Debt	$3,623,487	March 2004
Convertible Subordinated Debt	$650,000	Immediate

To fund the maturity of our outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

WCERS payment defaults and covenant violations

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,908,789 principal amount of the secured debt held by WCERS became due and payable.  As of November 10, 2003, we had defaulted on approximately $10.8 million of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.

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

Site repurchase obligations and closure of Grand Rapids unit

Because annual gross sales did not exceed $1.5 million for the lease year ended April 2003, the lessor of the Grand Rapids unit obtained the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.

Due to continued operating losses, we closed our Grand Rapids unit in September 2003.  We encountered more difficulty than we expected in attracting customers to this urban location due to its distance from the expressway and significant retail development to the west of the city.  We lease the Grand Rapids site from an entity owned by one of our significant shareholders, who is also the landlord of our Auburn Hills unit.  The lease has a remaining term of approximately three and one-half years.  Annual rental payments under the lease approximate $140,000 plus property taxes and other occupancy expenses.  The landlord has a lien on all of the personal property and fixtures on the premises as security for these payments.  We are in negotiations with our landlord regarding termination of the Grand Rapids lease.

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

Overview

Without additional financing, our leveraged position, requirements for payments to the holders of our secured and subordinated debt and requirements for payments on our loan agreement may require us to liquidate all or a portion of our assets.  We had working capital deficits of approximately $20.7 million at September 28, 2003, and approximately $10.1 million at September 29, 2002.  As of November 10, 2003, we had outstanding (1) convertible secured debt aggregating $7,408,789, (2) non-convertible secured debt aggregating $5,123,487, and (3) convertible subordinated debt aggregating $650,000.  The outstanding convertible secured debt and $1.5 million of the outstanding non-convertible secured debt matured on February 1, 2003.  Of the outstanding convertible subordinated debt, $100,000 matured in November 2000, $300,000 matured in October 2001, $50,000 matured in January 2002, $100,000 matured in July 2002 and $100,000 matured in December 2002.

To fund the maturity of the outstanding debt, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.

Convertible Secured and Non-Convertible Secured Debt

We have not made any required debt service payments to WCERS since September 2001.  On February 1, 2003, the entire $8,908,789 principal amount of the secured debt held by WCERS became due and payable.  As of November 10, 2003, we had defaulted on approximately $10.8 million of principal and interest payments to WCERS.  We cannot assure you that we will have sufficient financial resources to repay existing indebtedness or to continue operations.  As of November 10, 2003, we were also in violation of various covenants under our agreements with WCERS.

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

Convertible Subordinated Promissory Notes

To fund the maturity of the outstanding convertible subordinated promissory notes, we must obtain additional financing or refinance the debt.  However, we cannot assure you that we will be able to obtain the required funds or refinance the debt, which could materially adversely affect our business, operating results, cash flows and financial condition.  As of November 10, 2003, our outstanding convertible subordinated promissory notes had the following terms and conditions:

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

In general, we have experienced operating losses in each quarterly and annual period since inception.  We incurred net losses of approximately $0.7 million for the third quarter of 2003 and approximately $0.6 million for the third quarter of 2002.  As of September 28, 2003, we had an accumulated deficit of 15.3 million.  We currently depend upon our existing units for all of our revenues.  We expect to incur significant losses for the foreseeable future.  We will need to generate significant increases in our revenues to achieve and maintain profitability.  If our revenues fail to grow or grow more slowly than we anticipate, or our operating expenses exceed our expectations, our losses could significantly increase, which would harm our business, operating results, cash flows and financial condition.  In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.  The reports of our independent public accountants for the years ended December 29, 2002 and December 30, 2001 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

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

Our securities are subject to certain rules of the SEC relating to “penny stocks.”  Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market.  In addition, trading in our securities is conducted in the over-the-counter market on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements.  Selling our securities may be difficult because of the quantity of securities that may be bought and sold, the possibility that transactions may be delayed, and the low level of security analyst and news media coverage given to over-the-

counter stocks.  These factors could contribute to lower prices and larger spreads in the bid and asked prices for our securities.

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

If we are required to pay more than the minimum annual base rent for the Auburn Hills site, funds available to us for other purposes will be reduced.

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

Annual percentage rent is required whether or not such unit is profitable.  If we are required to pay annual percentage rent, the funds available to us for other purposes will be reduced.

If we default and the lessor of the Auburn Hills site terminates the lease, we would be unable to continue operating such unit.

The Auburn Hills lessor may terminate in the event of a default which is not cured within the applicable grace period.  A default is defined as:

•                                          our failure to make a rental payment within 30 days after receipt of written notice that a payment is past due, or

•                                          our failure to perform our obligations under the lease, other than rent payments, within 30 days after written notice of a curable violation;

provided, however, that if such default cannot be cured within the 30-day period, a default will be deemed to have occurred only if we have failed to commence a cure within such 30-day period.  In the event of a default and termination of the lease, we would be unable to continue operating such unit, which would have a material adverse effect on our business, operating results, cash flows and financial condition.

If we are required to repurchase the Grand Rapids site, we cannot assure you that we will have sufficient funds to do so.  If we are required to repurchase the Auburn Hills site and cannot do so, we would be unable to continue operating such unit.

Because annual gross sales did not exceed $1.5 million for the lease year ended April 2003, the lessor of the Grand Rapids unit obtained the right to require us to repurchase such site for $1.4 million, plus $70,000 for each lease year on a pro rata basis.

Due to continued operating losses, we closed our Grand Rapids unit in September 2003.  We encountered more difficulty than we expected in attracting customers to this urban location due to its distance from the expressway and significant retail development to the west of the city.  We lease the Grand Rapids site from an entity owned by one of our significant shareholders, who is also the landlord of our Auburn Hills unit.  The lease has a remaining term of approximately three and one-half years.  Annual rental payments under the lease approximate $140,000 plus property taxes and other occupancy expenses.  The landlord has a lien on all of the personal property and fixtures on the premises as security for these payments.  We are in negotiations with our landlord regarding termination of the Grand Rapids lease.

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

A significant percentage of our revenue is derived from beer sales.  Total sales of alcohol, including beer, wine and hard liquor, accounted for 22.1% of our revenues during the third quarter of 2003.  We must comply with federal licensing requirements imposed by the United States Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, as well as the licensing requirements of states and municipalities where our units are located.  Our failure to comply with federal, state or local regulations could cause our licenses to be revoked and force us to cease brewing and selling our beer.  Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time.

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

It is possible that the effective rate of excise taxation could be increased by either federal or state governments, or both.  Increased excise taxes on alcoholic beverages have been considered by the federal government as an additional source of tax revenue in connection with various proposals and could be included in future legislation.  Future increases in excise taxes on alcoholic beverages or the elimination of small brewer rate reductions, if enacted, could adversely affect our business, operating results, cash flows and financial condition.

Our management possesses significant control which could reduce your ability to receive a premium for your securities through a change in control.

As of September 30, 2003, our officers and directors beneficially owned approximately 43.4% of our outstanding common stock.  Accordingly, such persons, if they act in concert, can:

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

Our sales and earnings are expected to fluctuate based on seasonal patterns.  Based on our existing units, we anticipate that our highest sales will occur in the second and third calendar quarters due to the milder climate during those quarters in Michigan.  Because of the effect of seasonality on our business, results for any quarter are not necessarily indicative of the results for a full fiscal year.

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

We had 861,997 shares of common stock outstanding as of November 10, 2003.  On that date, we also had warrants, stock options, convertible debt and other rights outstanding to purchase an additional 683,696 shares of common stock, exercisable at prices ranging from $0.28 to $36.75 per share.  We have also registered certain shares of our common stock for resale on the public market.  The sale of such shares, and the sale of additional shares which may become eligible for sale in the public market from time to time upon the exercise of warrants, stock options, convertible debt and other rights, may be dilutive to existing security holders and could have the effect of depressing the market price of our securities.

ITEM 3                                Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who also serves as our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to our company required to be disclosed in our periodic filings with the SEC.

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                   OTHER INFORMATION

ITEM 1                                                        Legal Proceedings

We were not a party to any material litigation as of November 10, 2003.

ITEM 2                                                        Changes in Securities

Not applicable.

ITEM 3                                                        Defaults upon Senior Securities

We have not made any required debt service payments to Wayne County Employees’ Retirement System (“WCERS”) since September 2001.  On February 1, 2003, the entire $8,912,786 principal amount of secured debt held by WCERS became due and payable.  As of November 10, 2003, we had defaulted on approximately $10.8 million of principal and interest payments to WCERS and $650,000 of principal payments to holders of our convertible subordinated promissory notes.

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

ITEM 4                                                        Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5                                                        Other Information

Not applicable.

ITEM 6                                                        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

See “Index to Exhibits.”

(b)                                 Reports on Form 8-K

The registrant filed a Current Report on Form 8-K on September 22, 2003, relating to the closure of its Grand Rapids, Michigan location.  The registrant filed no other Current Reports on Form 8-K during the third quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BUCK BREWERY & STEAKHOUSE, INC.

Date: November 10, 2003	By	/s/ Anthony P. Dombrowski
Anthony P. Dombrowski
President, Chief Executive Officer,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

31	Certification Pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.