Form 10KSB/A
period 2002-12-29
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2004-02-23
CIK 1009652

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20845

BIG BUCK BREWERY & STEAKHOUSE, INC.
(Name of Small Business Issuer in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-3196031 (I.R.S. Employer Identification No.)

550 South Wisconsin Street, Gaylord, Michigan 49734
(Address of Principal Executive Offices, including Zip Code)

(989) 731-0401
(Issuer's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
 None

Securities registered pursuant to Section 12(g) of the Exchange Act:
 Common Stock ($0.01 par value)
(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The issuer's revenues for its most recent fiscal year were $16,391,465.

        The aggregate market value of the common equity held by non-affiliates of the issuer as of March 12, 2003, was approximately $154,731.

        As of March 12, 2003, the issuer had outstanding 861,997 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock was listed on The Nasdaq SmallCap Market from the completion of our initial public offering in June 1996 through the open of business on October 7, 2002, when it was delisted from The Nasdaq SmallCap Market. Since that time, our common stock has traded on the OTC Bulletin Board under the symbol "BBUC." The following table sets forth the approximate high and low bid prices for our common stock for the periods indicated as reported by The Nasdaq SmallCap Market and the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
2001
First Quarter	$10.50	$5.03
Second Quarter	$7.91	$4.97
Third Quarter	$9.80	$5.25
Fourth Quarter	$6.93	$2.66
2002
First Quarter	$3.50	$1.05
Second Quarter	$2.94	$1.05
Third Quarter	$2.37	$0.75
Fourth Quarter	$0.90	$0.21

        As of March 7, 2003, we had approximately 320 shareholders of record. As of July 31, 2002, the date of our last broker search, we had approximately 1,982 beneficial owners.

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

ITEM 7 FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Big Buck Brewery & Steakhouse, Inc.:

        We have audited the accompanying consolidated balance sheet of Big Buck Brewery & Steakhouse, Inc. (a Michigan corporation) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

BIG BUCK BREWERY & STEAKHOUSE, INC.

Notes to Consolidated Financial Statements

December 29, 2002 and December 30, 2001

1.     Nature of Business and Significant Accounting Policies:

Nature of Business

        Big Buck Brewery & Steakhouse, Inc. (f/k/a Michigan Brewery, Inc.) develops and operates restaurant-brewpubs under the name "Big Buck Brewery & Steakhouse." As of December 29, 2002, the Company owned and operated three units in the state of Michigan. The first unit opened in Gaylord, Michigan, on May 26, 1995. Subsequent Michigan units opened on March 17, 1997 in Grand Rapids and on October 1, 1997 in Auburn Hills, a suburb of Detroit. On August 31, 2000, the Company opened a fourth unit in Grapevine, Texas, a suburb of Dallas. This unit is operated by Buck & Bass, L.P. pursuant to a joint venture agreement between the Company and Bass Pro Outdoor World, L.P.

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

Fiscal Year

        The Company has adopted a 52-/53-week fiscal year ending on the Sunday nearest December 31 of each year. All references herein to "2002" and "2001" represent the fiscal years ended December 29, 2002 (a 52 week year) and December 30, 2001 (a 52 week year), respectively.

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

        During 2002, management evaluated expected future cash flows of its Grand Rapids unit and concluded that the store was unlikely to generate positive cash flow in the foreseeable future, indicating the carrying amount of the property of approximately $2.3 million was not recoverable. The Company obtained information from outside sources that the estimated market value of the Grand Rapids property was approximately $1.5 million. Accordingly, the Company recorded non-cash asset impairment charges of $800,000 to write-down the building and improvements of the Grand Rapids unit to its estimated fair value.

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

2.     Long-Term Obligations:

        Long-term obligations consisted of the following as of:

	December 29, 2002	December 30, 2001
Convertible note payable to the Wayne County Employees' Retirement System (WCERS), with monthly payments beginning April 1, 2000, in an amount which would fully amortize the principal and interest over a period of 300 months, which approximates $53,400, including interest at 10%. The unpaid balance was due in February 2003 and is convertible into common stock at $16.94 per share at any time during the agreement.	5,809,599	5,806,084
Convertible notes payable to WCERS, with monthly payments of $14,756 including interest at 10%, due February 2003. The note is convertible into common stock at $16.94 per share.	1,603,187	1,603,187
Equipment note payable to WCERS, with monthly interest payments at 11%, due February 2003.	1,500,000	1,500,000
Promissory note payable to United Bank and Trust Company, collateralized by a WCERS $5.0 million letter of credit, with monthly payments beginning March 5, 2002, in an amount which would fully amortize the principal and interest over a period of 60 months, which approximates $94,000, including interest at 4.86%. The unpaid balance is due on March 25, 2004.	4,327,950	—
Capital lease obligations (see below).	5,750,000	5,400,000
Line of Credit for $1,000,000 from Crestmark Bank, monthly interest only payments at prime plus one percent (effective rate of 5.75 percent at December 31, 2001). Principal due March 2002, collateralized by letter of credit from WCERS. This line of credit was refinanced during 2002.	999,729
Convertible subordinated promissory notes payable to various investors, bearing interest at 10%, due October 2000 through March 2002.	300,000	527,418
Convertible subordinated promissory notes payable to director and company owned by a director, bearing interest at 10%, due July 2002 through December 2002.	200,000	200,000
Leasehold tenant allowance to be repaid as the result of a settlement reached with Opry Mills to terminate lease, due March 2002.	—	200,000
Convertible subordinated promissory notes payable to shareholder, with monthly interest payments ranging from 10.00% to 12.75%, remaining balance due January 2001 through April 2001. The notes are unsecured.	200,000	200,000

Total	19,690,736	16,436,418
Less–Current maturities	16,311,999	1,351,728

Long-term obligations	$3,378,737	$15,084,690

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

        In August 1997, the Company entered into a second real estate sale and leaseback agreement with the same shareholder, for the land of its Auburn Hills unit. The Company received proceeds of $4,000,000 and in return, entered into a 25-year lease with a minimum annual base rent of $400,000 and percentage rent provisions. In the event gross sales, as defined, do not exceed $8,000,000 for any two consecutive lease years, the Company is obligated to repurchase the land for $4.0 million, plus $200,000 for each lease year on a pro rata basis. Annual gross sales for the lease years ended October 2001 and 2002 did not exceed $8.0 million. As a result, the obligation is classified as current in the accompanying balance sheet. However, the Company has not recorded the annual buyout premium. Management believes it is remote that the landlord will require the Company to repurchase the property because management believes the property has appreciated to an amount well in excess of the buyout price, making it highly unlikely that the landlord will compel the Company to repurchase the property at an amount less than its current value. The Company has the option to purchase the Auburn Hills site from the lessor after the seventh full lease year for the same price.

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

        Effective January 1, 1996, the Company converted from S Corporation status to a C Corporation. As of December 29, 2002 and December 30, 2001, the Company's deferred tax assets consist primarily of net operating loss carryforwards, and deferred tax liabilities result from the use of accelerated methods of depreciation for tax purposes. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefit. As of December 29, 2002, the Company had net operating loss carryforwards of approximately $14.6 million which expire through the year 2023.

5.     Warrants:

        Each of the 364,286 units issued in connection with the Company's IPO consisted of one share of common stock and one Redeemable Class A Warrant, exercisable at $56.00 per share. In 2001, the expiration date of these warrants was extended through December 2002. All of these warrants expired unexercised on December 13, 2002.

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

        In connection with a consulting agreement, the Company issued a warrant, exercisable at $11.375 per share, for 7,143 shares of its common stock, expiring in October 2002. The Company also issued warrants, exercisable at $14.00 per share, for 21,429 shares of its common stock, vesting in 7,143 increments as the Company's stock price reaches $28.00, $35.00, and $42.00 per share, expiring in October 2002.

        In connection with the refinancing of debt, the Company issued a warrant to WCERS, exercisable at $14.00 per share, for 28,571 shares of its common stock, expiring in February 2004. The conversion to stock of these warrants and the convertible notes disclosed in Note 2, when added to common stock owned by WCERS, would result in WCERS owning 512,155 shares of common stock, or a 38.6% ownership of the Company.

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

6.     Stock Option and Stock Purchase Plans:

        During January 1996, the Company adopted the 1996 Stock Option Plan (the Plan), pursuant to which options to acquire an aggregate of 85,714 shares, as amended in June 1997, of the Company's common stock may be granted. Under the Plan, the board of directors may grant options to purchase shares of the Company's stock to eligible employees, nonemployees and contractors at a price not less than 100% of the fair market value at the time of the grant for both incentive and nonstatutory stock options. Options granted under the Plan vest annually over four years from date of grant and are exercisable for ten years, except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company's outstanding voting stock.

        Also, during January 1996, the Company adopted the 1996 Director Stock Option Plan (the Director's Plan) pursuant to which options to acquire an aggregate of 14,286 shares of the Company's common stock were available for grant to outside directors. Under the Director's Plan, 714 options with an exercise price of $31.50 were automatically granted to each outside director upon the completion of the Company's IPO, and thereafter 714 options were granted annually for each year of continued service by the outside director. Each option was granted at fair market value on the date of grant, vested one year after the date of grant and was exercisable for ten years. During 2000, this plan was canceled with options for 10,714 shares outstanding. These options will remain exercisable as originally issued, and additional options will not be issued. At December 29, 2002, options for 3,570 shares remain outstanding, with exercise prices ranging from $12.25 to $36.75 per share.

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

        A summary of the status of the Company's stock option plans at December 29, 2002 and December 30, 2001, and changes during the fiscal years then ended, is presented in the table and narrative below:

	Year Ended December 29, 2002		Year Ended December 30, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of Period	140,490	$16.17	106,548	$23.10
Granted	25,947.86		58,762	5.25
Exercised	—	—	—	—
Forfeited	(38,974)	14.04	(21,249)	17.64
Expired	(7,142)	35.00	(3,571)	35.00

Outstanding, end of Period	120,321	12.25	140,490	$16.17

Exercisable, end of Period	112,973		131,822

Weighted average fair value of options granted		$.19		$4.83

        The following table provides certain information with respect to stock options outstanding at December 29, 2002:

Range of exercise price	Stock options Outstanding	Weighted average exercise prices	Weighted average remaining contractual life
.28 - 10.00	70,085	3.48	7.31
10.01 - 20.00	15,530	12.68	7.41
20.01 - 36.75	34,706	29.77	5.58

        The following table provides certain information with respect to stock options exercisable at December 29, 2002:

Range of exercise prices	Stock options exercisable	Weighted average exercise price
.28 - 10.00	63,587	3.39
10.01 - 20.00	14,681	12.71
20.01 - 36.75	34,706	29.77

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

        The failure of Buck & Bass to achieve the required gross sales, the existence in the past of encumbrances upon the subleased premises and the failure of Buck & Bass to perform quarterly customer satisfaction surveys give Bass Pro the ability to declare an event of default under the sublease at December 29, 2002, terminate the sublease and demand all unpaid and reasonably calculable future rent over the balance of the sublease term. Pursuant to the limited partnership agreement, a material default under the sublease would also entitle Bass Pro to purchase the Company's interest in the joint venture at 40% of book value, thereby eliminating the Company's interest in the Grapevine unit. The Company's investment in the Grapevine store is $4.9 million which is represented in the leasehold improvements and furnishings. The termination of the sublease or the elimination of the Company's interest in the Grapevine unit would have a material adverse effect on the Company's business, operating results, cash flows and financial condition, and could potentially bankrupt the Company. Management has not accrued for the contingent loss as it believes that it is remote that Bass Pro will exercise its ability to buy out the investment as Bass Pro is not in the restaurant business and it is not probable that Bass Pro would want to take over the Grapevine store until its adjoining Bass Pro store requires room to expand.

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

        In February 2002, the Company received a $500,000 advance from WCERS to cover unpaid real estate taxes in Michigan. In March 2002, the Company obtained a loan from United Bank and Trust Company for $5,000,000 which matures in March 2004. The collateral of this loan is a $5,000,000 letter of credit from WCERS. Of the proceeds from such loan, the Company used $200,000 to terminate its lease of the Nashville site, $500,000 to repay the advance from WCERS, and $1,000,000 to retire indebtedness to Crestmark bank. The balance was intended to pay certain accounts payable and for various working capital purposes. Although the Company's short-term liquidity issues were improved as a result of this financing, there can be no assurance that the Company will have sufficient financial resources to repay existing indebtedness or to continue operations.

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

ITEM 8A CONTROLS AND PROCEDURES

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

        During the fourth quarter of 2002, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10 EXECUTIVE COMPENSATION

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

        On December 1, 2002, pursuant to the automatic grant provisions of the 2000 Stock Option Plan, we granted (1) an option for the purchase of 2,857 shares of common stock to each non-employee director and (2) an option for the purchase of 1,428 shares of common stock to each non-employee member of the Executive Committee of the board. We automatically grant such options annually for each year of continued service. Any person who first becomes eligible to receive a grant pursuant to this provision of the 2000 Stock Option Plan following any December 1, will automatically receive a pro rata portion of such grant upon their appointment to such position. Each option is granted at fair market value on the date of grant, vests one year after the date of grant and expires ten years after the date of grant.

 SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaylord, State of Michigan, on February 23, 2004.

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

Signature	Title	Date

/s/ ANTHONY P. DOMBROWSKI Anthony P. Dombrowski	President, Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)	February 23, 2004
* Richard A. Noelke	Director
* Mark S. Provenzano	Chairman of the Board
* Ronald Yee	Director
* Thomas E. Zuhl	Director
*By	/s/ ANTHONY P. DOMBROWSKI Anthony P. Dombrowski Attorney-in-Fact	February 23, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-20845)).
3.2	Amended and Restated Bylaws (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 13, 2002 (File No. 0-20845)).
4.1	See Exhibit 3.1.
4.2	See Exhibit 3.2.
4.3	Specimen common stock certificate (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 13, 2002 (File No. 0.20845)).
10.1	1996 Stock Option Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
10.2	1996 Director Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on April 15, 1996 (File No. 333-3548)).
10.3	1999 Employee Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 26, 1999 (File No. 0-20845)).
10.4	Amendment No. 1 to 1999 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.5	2000 Stock Option Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed on October 18, 2000 (File No. 0-20845)).
10.6	Real Estate Purchase and Leaseback Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
10.7	Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated April 11, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 9, 1997 (File No. 0-20845)).
10.8	Amendment to Lease Agreement by and between Eyde Brothers Development Co., Landlord, and Big Buck, Tenant, dated March 27, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.9	Amendment No. 2 to Lease Agreement by and between Eyde Brothers Development Co., Landlord and Big Buck, Tenant, dated March 29, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.10	Real Estate Purchase and Leaseback Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated August 1, 1997 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 12, 1997 (File No. 0-20845)).
10.11	Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated October 1, 1997 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 23, 1998 (File No. 0-20845)).
10.12	Amendment to Lease Agreement by and between Michael G. Eyde, Landlord, and Big Buck, Tenant, dated January 26, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.13	Limited Partnership Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Big Buck, dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
10.14	Shareholders' Agreement by and among BBBP Management Company, Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Big Buck, dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).

10.15	Commercial Sublease Agreement by and between Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.) and Buck and Bass, L.P., dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
10.16	Common Stock Purchase Warrant issued by Big Buck to Bass Pro Outdoor World, L.L.C. (f/k/a Bass Pro Outdoor World, L.P.), dated November 5, 1998 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 12, 1998 (File No. 0-20845)).
10.17	Stock Option Agreement between Big Buck and William F. Rolinski, dated December 29, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845) ).
10.18	Stock Option Agreement between Big Buck and Anthony P. Dombrowski, dated December 29, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845) ).
10.19	Form of Non-Qualified Stock Option Agreement between Big Buck and certain directors of Buck & Bass, L.P., dated March 30, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
10.20	Common Stock Purchase Warrant issued by Big Buck to Seger Financial, Inc., dated November 20, 1998 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
10.21	Consulting Agreement by and between Big Buck and Private Equity, LLC, dated September 17, 1999 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845) ).
10.22	Subscription and Investment Representation Agreement for 10% Convertible Secured Promissory Note executed by Wayne County Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.23	10% Convertible Secured Promissory Note in the principal amount of $5,876,114.74, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.24	Amended, Restated and Consolidated Convertible Note in the principal amount of $1,623,885.26, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.25	Common Stock Purchase Warrant issued by Big Buck to Wayne County Employees' Retirement System, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.26	Promissory Note and Security Agreement by and between Big Buck and Buck & Bass, L.P., dated August 23, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).
10.27	Promissory Note in the principal amount of $1,500,000.00, issued by Big Buck, Maker, to Wayne County Employees' Retirement System, Payee, dated August 21, 2000 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on November 15, 2000 (File No. 0-20845)).
10.28	First Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated August 21, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).

10.29	Second Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated October 1, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.30	Third Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated February 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.31	Fourth Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated March 15, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.32	Fifth Loan Modification Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated March 20, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.33	Letter Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated February 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.34	Letter Agreement between by and between Wayne County Employees' Retirement System and Big Buck, dated February 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.35	Letter Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated April 3, 2001 (incorporated by reference to our Annual Report on Form 10-KSB/A, filed on April 13, 2001 (File No. 0-20845)).
10.36	Letter Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated October 1, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).
10.37	Letter Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated February 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.38	Letter Agreement by and between Wayne County Employees' Retirement System and Big Buck, dated April 1, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.39	Form of Subscription and Investment Representation Agreement for 10% Convertible Subordinated Promissory Note (including form of note) (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 31, 2000 (File No. 0-20845)).
10.40	Form of First Amendment to 10% Convertible Subordinated Promissory Note (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.41	Promissory Note in the principal amount of $12,000.00, issued by Anthony P. Dombrowski, Maker, to Big Buck, Payee, dated April 18, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.42	Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Michael G. Eyde, Payee, dated December 4, 2000 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 2, 2001 (File No. 0-20845)).
10.43	First Amendment to Non-Convertible Subordinated Promissory Note issued by Big Buck to Michael G. Eyde, dated March 29, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on May 4, 2001 (File No. 0-20845)).
10.44	Consulting Agreement between Big Buck and Morgan James & Associates, effective July 12, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB, filed November 14, 2001 (File No. 0-20845)).

10.45	Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Thomas E. Zuhl, Payee, dated July 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.46	Promissory Note in the principal amount of $100,000.00, issued by Big Buck, Maker, to Pac Rim Associates, Inc., Payee, dated December 11, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.47	License Agreement between Up North Adventures, Inc. and Big Buck, dated July 20, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845) ).
10.48	Promissory Note in the principal amount of $5,000,000.00, issued by Big Buck, Maker, to United Bank and Trust Company, Payee, dated March 15, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.49	Master Agreement for Program Management Services between Big Buck and Columbia Construction Services—Michigan, Inc., dated January 1, 2001 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.50	Possession Agreement between Big Buck and Opry Mills Limited Partnership, dated March 14, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845) ).
10.51	Settlement and Termination Agreement between Big Buck and Opry Mills Limited Partnership, dated March 28, 2002 (incorporated by reference to our Annual Report on Form 10-KSB, filed on April 1, 2002 (File No. 0-20845)).
10.52	Agreement for Specialized Financial and Organizational Consulting between Big Buck and Iridium Consulting, LLC, dated June 11, 2002.*
10.53	Employment Agreement between Big Buck and Anthony P. Dombrowski, dated February 28, 2003.*
10.54	Employment Agreement between Big Buck and Timothy J. Pugh, dated May 16, 2002.*
21	Subsidiaries of Big Buck (incorporated by reference to our Annual Report on Form 10-KSB, filed on March 29, 1999 (File No. 0-20845)).
23	Consent of Independent Public Accountants.
24	Power of Attorney.*
31	Certification Pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Previously filed.

QuickLinks

  ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 7 FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
BIG BUCK BREWERY & STEAKHOUSE, INC. Consolidated Balance Sheets
BIG BUCK BREWERY & STEAKHOUSE, INC. Consolidated Statements of Operations
BIG BUCK BREWERY & STEAKHOUSE, INC. Consolidated Statements of Shareholders' Equity For the Years Ended
BIG BUCK BREWERY & STEAKHOUSE, INC. Consolidated Statements of Cash Flows
BIG BUCK BREWERY & STEAKHOUSE, INC. Notes to Consolidated Financial Statements December 29, 2002 and December 30, 2001
  ITEM 8A CONTROLS AND PROCEDURES
  ITEM 10 EXECUTIVE COMPENSATION
SIGNATURES
INDEX TO EXHIBITS