Form 10QSB/A
period 2003-09-28
BIG BUCK BREWERY & STEAKHOUSE INC
filed 2004-02-23
CIK 1009652

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20845

BIG BUCK BREWERY & STEAKHOUSE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Michigan	38-3196031
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

        Yes ☐    No ☒

PART I

ITEM 1 Financial Statements

        BIG BUCK BREWERY & STEAKHOUSE, INC.
Consolidated Balance Sheets

	September 28, 2003	December 29, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$676,763	$1,516,821
Accounts receivable	153,374	145,811
Inventories	131,468	216,428
Prepaids and other	543,021	478,182

Total current assets	1,504,626	2,357,242
PROPERTY AND EQUIPMENT	18,532,465	21,237,757
ASSETS HELD FOR SALE	1,778,681	—
OTHER ASSETS, net	492,027	534,982

	$22,307,799	$24,129,981

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$968,283	$1,016,370
Accrued expenses	2,166,432	1,448,647
Current maturities of long-term obligations	19,091,358	16,311,999

Total current liabilities	22,226,073	18,777,016
LONG-TERM OBLIGATIONS, less current maturities	—	3,378,737

Total liabilities	22,226,073	22,155,753

MINORITY INTEREST	427,013	449,452
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding Common stock, $0.01 par value, 10,000,000 shares authorized; 861,997 shares issued and outstanding	8,620	8,620
Additional paid-in capital	14,905,621	14,905,621
Accumulated deficit	(15,259,528)	(13,389,465)

Total shareholders' equity	(345,287)	1,524,776

	$22,307,799	$24,129,981

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29,2002
REVENUE:
Restaurant sales	$3,733,606	$4,175,807	$11,176,276	$12,546,630
Wholesale and retail sales	24,783	41,326	79,482	109,046

Total revenue	3,758,389	4,217,133	11,255,758	12,655,676

COSTS AND EXPENSES:
Cost of sales	1,334,364	1,427,197	3,915,787	4,202,821
Restaurant salaries and benefits	1,059,711	1,095,167	3,100,624	3,259,271
Operating expenses	915,099	983,626	2,974,097	2,867,333
Depreciation	313,956	339,640	963,819	1,000,790
Preopening expenses and store development costs	—	—	—	19,930
General and administrative expenses	303,636	434,332	913,689	1,373,426

Total costs and expenses	3,926,766	4,279,962	11,868,016	12,723,572

LOSS FROM OPERATIONS	(168,377)	(62,829)	(612,258)	(67,895)
OTHER EXPENSE:
Interest expense	(429,246)	(439,245)	(1,233,043)	(1,319,845)
Other expense/amortization of financing cost	(65,443)	(89,624)	(47,194)	(287,110)

Other expense, net	(494,689)	(528,869)	(1,280,237)	(1,606,955)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(663,066)	(591,698)	(1,892,495)	(1,674,849)
INCOME TAX EXPENSE	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(663,066)	(591,698)	(1,892,495)	(1,674,849)
MINORITY INTEREST SHARE OF JOINT VENTURE	6,598	5,868	22,439	8,958

NET LOSS	$(656,468)	$(585,830)	$(1,870,056)	$(1,665,892)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.76)	$(0.67)	$(2.17)	$(1.92)

OUTSTANDING WEIGHTED AVERAGE SHARES	861,997	870,683	861,997	869,595

The accompanying notes are an integral part of these financial statements.

BIG BUCK BREWERY & STEAKHOUSE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
OPERATING ACTIVITIES:
Net loss	$(1,870,056)	$(1,665,892)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation and amortization	996,990	1,236,846
Minority interest's share of joint venture	(22,439)	(8,958)
Interest paid for with common stock	—	—
Consulting services paid for with common stock	—	—
Change in operating assets and liabilities:
Accounts receivable	(7,563)	211,028
Inventories	84,960	16,337
Prepaids and other	(64,839)	(80,616)
Accounts payable	(48,087)	(1,229,164)
Accrued expenses	717,786	147,365
Net cash used in operating activities	(213,248)	(1,443,054)
INVESTING ACTIVITIES:
Purchases of property and equipment	(21,618)	(473,710)
Increase in other assets	(5,814)	(99,571)
Net cash used in investing activities	(27,432)	(573,281)
FINANCING ACTIVITIES:
Borrowings under long-term debt	—	5,550,000
Payments on long-term debt and capital lease obligations	(599,378)	(2,118,060)
Proceeds from sale of common stock	—	2,621
Repurchase of common stock	—	(19,355)
Payment of deferred financing costs	—	(17,775)
Net cash provided by (used in) financing activities	(599,378)	3,347,431
INCREASE (DECREASE) IN CASH	(840,058)	1,331,096
CASH, beginning of period	1,516,821	96,453
CASH, end of period	$676,763	$1,427,549
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$595,775	$665,182
Income taxes paid	—	—

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

  The financial statements for the nine months ended September 28, 2003 include the results of operations for the joint venture described in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

  The unaudited balance sheet as of September 28, 2003, the unaudited statements of operations for the three and nine months ended September 28, 2003 and September 29, 2002, and the unaudited statements of cash flows for the nine months ended September 28, 2003 and September 29, 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 28, 2003. The accompanying interim financial statements have been prepared under the presumption that users of the interim financial information have either read, or have access to, the audited financial statements and notes in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the December 29, 2002 audited financial statements have been omitted from these interim financial statements. It is suggested that these interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Big Buck's Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

(2)
Current maturities of long-term obligations

  As discussed on pages 9-12 of the Form 10-QSB, the Company is out of compliance with its various debt agreements and additional financing is critical. On page eight under "Liquidity and Capital Resources—Overview" is an explanation of cash flows for the nine months ended September 28, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG BUCK BREWERY & STEAKHOUSE, INC.
DATE: FEBRUARY 23, 2004	By	/s/ ANTHONY P. DOMBROWSKI Anthony P. Dombrowski President, Chief Executive Officer, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
31	Certification Pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I
BIG BUCK BREWERY & STEAKHOUSE, INC. Consolidated Statements of Operations (Unaudited)
BIG BUCK BREWERY & STEAKHOUSE, INC. Consolidated Statements of Cash Flows (Unaudited)
BIG BUCK BREWERY & STEAKHOUSE, INC. Condensed Notes to Financial Statements September 28, 2003
SIGNATURES
INDEX TO EXHIBITS